Form 10-K
period 2012-12-31
FlatWorld Acquisition Corp.
filed 2013-04-16
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2012

or

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission file number: 000-54173

FLATWORLD ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

British Virgin Island	98-0666872
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Palm Grove House, Road Town
Tortola, British Virgin Islands	VG1110
(Address of principal executive offices)	(Zip Code)

+1 (284) 545 6127

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class

Ordinary Shares, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ❑   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ❑  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑	Accelerated filer ❑
Non-accelerated filer ❑	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ❑.

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on December 31, 2012, as reported on the OTC Bulletin Board, was approximately $154,028.

As of April 16, 2012, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No ❑

 FLATWORLD ACQUISITION CORP.

INTRODUCTION

Unless otherwise indicated and except where the context otherwise requires,

• references to “we,” “us,” “our,” “company” or “our company” are to FlatWorld Acquisition Corp., a company organized under the laws of the British Virgin Islands;

• references to “Securities Act” are to the United States Securities Act of 1933, as amended and references to the “Exchange Act” are to the United States Securities Exchange Act of 1934, as amended;

• references to a ‘FPI” or “FPI status” are references to a foreign private issuer as defined by and determined pursuant to Rule 3b-4 of the Exchange Act;

• references to “initial business transaction” and to “business transaction” are to our initial acquisition, share exchange, share reconstruction and amalgamation or contractual control arrangement with, or purchase of, all or substantially all of the assets of, or engaging in any other similar business transaction with, an unidentified operating business or assets;

• references to “initial shares” are to the 573,875 ordinary shares (net of 58,625ordinary shares which were redeemed on January 25, 2011 by us as a result of partial exercise of underwriter’s over-allotment option) owned by our sponsor and purchased in a private placement prior to our initial public offering;

• references to the “Companies Act” or the “Act” mean the BVI Business Companies Act of 2004, as amended, of the British Virgin Islands;

• references to “insider warrants” are to the warrants to purchase an aggregate of 2,000,000 ordinary shares for the purchase price of $1,500,000, in a private placement that occurred on December 9, 2010;

• references to “public shares” are to ordinary shares sold as part of the units in the initial public offering (whether they were purchased in the offering or thereafter in the open market) and pursuant to exercise of underwriter’s over-allotment option;

• references to “public shareholders” are to holders of public shares, including shares purchased by insiders;

• references to our “sponsor” are to FWAC Holdings Limited, a British Virgin Islands business company with limited liability which is  owned by our officers, directors, advisors, their respective affiliates and other non-affiliates;

• references to a “prospectus” are to the Company’s initial public offering prospectus dated December 9, 2010 filed with Securities and Exchange Commission;

• references to a “target business” are to one or more operating businesses or assets which, we may target for an initial business transaction; and

• all dollar amounts in are in U.S. dollars unless otherwise indicated

  FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

• our status as a shell company;

• our selection of a prospective target business or asset;

• our issuance of our capital shares or incurrence of debt to complete a business transaction;

• our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;

• conflicts of interest of our officers and directors;

• potential current or future affiliations of our officers and directors with competing businesses;

• our ability to obtain additional financing if necessary;

• our sponsor’s ability to control or influence the outcome of matters requiring shareholder approval due to its substantial interest in us;

• the adverse effect on the market price our ordinary shares due to the existence of registration rights with respect to the securities owned by our sponsor;

• the lack of a market for our securities;

• our being deemed an investment company;

• our dependence on our key personnel;

• our dependence on a single company after our business transaction;

• environmental, permitting and other regulatory risks;

• foreign currency fluctuations and overall political risk in foreign jurisdictions;

• our operating and capital expenditures;

• our competitive position; and

• expected results of operations and/or financial position.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

History and development of the company

FlatWorld Acquisition Corp. (“FlatWorld”, the “Company” or “we”) was formed on June 25, 2010 as a British Virgin Islands business company with limited liability. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business transaction with an unidentified operating business or assets (“Business Transaction”). The Company’s efforts in identifying a prospective target business for its Business Transaction is not limited to a particular industry, geographic region or minimum transaction value, but will focus its search on identifying a prospective target business in either (i) the global business services sector or (ii) emerging Asian markets.

The Company is currently evaluating Business Transaction candidates. All activity through December 31, 2012 relates to the Company’s formation and initial public offering described below and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

The registration statement for the Company’s initial public offering (its “IPO”) was declared effective on December 9, 2010. The Company consummated the Offering on December 15, 2010 and received net proceeds of approximately $21,000,000.  On December 15, 2010, our units, consisting of one ordinary share and one warrant to purchase one ordinary share (a “Warrant” and, together with an “Ordinary Share,” a “Unit”), commenced trading on the OTC Bulletin Board under the symbol “FTWAF”.  Holders of our Units were able to separately trade the Ordinary Shares and Warrants included in such Units commencing on February 4, 2011 under the symbols “FWLAF” and “FWLWF”, respectively.

On January 25, 2011, the Company consummated the closing of an additional 95,500 Units pursuant to the exercise of the underwriters' over-allotment option. The Units were sold at an offering price of $10.00 per Unit, bringing total gross proceeds to the Company from the 2,295,500 Units sold in its IPO (including the 95,500 Units sold pursuant to the over-allotment option) to $22,955,000. A total of $23,374,785 (including the proceeds from the concurrent private placement of 2,000,000 warrants (the “Insider Warrants”) at a price of $0.75 per warrant to FWAC Holdings Limited, the Company’s sponsor (our “Sponsor”), and after deducting the underwriting discounts and commissions and the estimated IPO expenses) was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

On June 29, 2011, the Company changed its fiscal year solely for financial accounting purposes such that the Company’s fiscal year will now end on December 31st of each calendar year.  The Company had initially adopted a fiscal year end of June 30th solely for financial accounting purposes.  As a result of such change, the current financial accounting fiscal year will end on December 31st, 2012.  For financial accounting purposes, the period from June 25th, 2010 (inception) until December 31st, 2010 is treated as a transitional period. Notwithstanding the foregoing, the Company will elect a tax year end of June 30th and it will maintain adequate books and records to support a June 30th tax year end as required under the U.S. federal income tax principles.

On July 26, 2012, FlatWorld and its wholly owned subsidiary FTWA Orchid Merger Sub LLC (a Maryland LLC formed on July 16, 2012 for the purposes of facilitating the merger described more fully below), FWAC Holdings Limited, Orchid Island Capital, Inc., Bimini Capital, Inc. and Bimini Advisors, LLC entered into the Agreement and Plan of Reorganization (the “Agreement and Plan of Reorganization”), pursuant to which FlatWorld would acquire Orchid Island Capital Inc.

Pursuant to the terms of the Agreement and Plan of Reorganization, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”) on July 30, 2012 (together with all amendments and supplements thereto, the “Schedule TO”).  The Schedule TO, as further amended by Amendment No. 7, relates to the offer by FlatWorld to purchase for cash up to 825,000 of its ordinary shares, no par value (“Ordinary Shares”), at a price of $10.18 per share, net to the seller in cash, without interest (the “Share Purchase Price”) for an aggregate purchase price of up to $8,398,500 upon the terms and subject to certain conditions set forth in the Amended and Restated Offer to Purchase dated August 20, 2012 (as amended and supplemented, the “Offer to Purchase”), previously filed as Exhibit (a)(1)(F) to the Schedule TO and the Amended

and Restated Letter of Transmittal previously filed as Exhibit (a)(1)(G) to the Schedule TO (which, as amended or supplemented from time to time, together constitute the offer (the “Offer”)). The Tender Offer was terminated on September 6, 2012 because of insufficient time to satisfy the terms and conditions of the Offer to Purchase, including the number of ordinary shares that were validly tendered and not properly withdrawn as of the previously announced expiration date of September 6, 2012 (the “Expiration Date”) being in excess of the maximum number of shares that FlatWorld could accept for purchase in satisfaction of the conditions to the Agreement and Plan of Reorganization , pursuant to which the Company’s wholly owned subsidiary FTWA Orchid Merger Sub LLC would have effected the Merger with Orchid Island Capital, Inc. were not satisfied.

As of September 9, 2012, FlatWorld also terminated the Agreement and Plan of Reorganization and would not consummate the merger of Orchid Island Capital, Inc. with and into its subsidiary, FTWA Orchid Merger Sub LLC.

Beginning on September 10, 2012, FlatWorld commenced the process to distribute (the “Distribution”) the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares).  The balance of the Trust Account was approximately $23,374,786 (less taxes and interest earned on the proceeds of FlatWorld’s initial public offering), which resulted in a Distribution of approximately $10.18 per share to FlatWorld’s public shareholders.  No payments were made with respect to any of the Company’s outstanding Warrants or Insider Warrants, which expired worthless on September 9, 2012.  Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding.  The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  Following the Distribution, management determined that the Company is no longer in the development stage and is now solely a blank check or shell company.

Following the completion of the Distribution, the Company’s board of directors (the “Board of Directors”) determined it to be in the best interests of the Company’s shareholders to (i) continue its corporate existence, rather than dissolve the Company as contemplated by the IPO prospectus and (ii) retain the Company’s current management while the Company continues to seek acquisition targets or other uses for the Company. To accomplish these goals, on December 21, 2012, the Company held a special meeting of shareholders to approve an amendment to the Company’s Eighth Amended and Restated Memorandum and Articles of Association (its “Charter”) to modify its Charter to eliminate the blank check company provisions which restrict the Company’s ability to pursue the acquisition of one or more operating companies and related financings after the Distribution of the Trust Account to the holders of the Company’s Ordinary Shares sold in the IPO by deleting Article 24 of its Charter in its entirety.  Greater than the requisite seventy-five percent (75%) majority of those shareholders in attendance at the meeting and voting by person or by proxy voted in favor of the proposed amendment (the “Amendment Proposal”).  The Company filed its Ninth Amended and Restated Memorandum and Articles of Association with the Registrar of Corporate Affairs of the British Virgin Islands (the “Registrar”) to become effective as of December 21, 2012.

On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement dated December 9, 2010.

Business overview

FlatWorld Acquisition Corp., is a blank check or shell company formed as a British Virgin Islands business company with limited liability for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business transaction with one or more operating businesses or assets that we have not yet identified.  While our efforts in identifying a prospective target business for our initial business transaction are not limited to a particular industry, geographic region or minimum transaction value, we have and will focus our search on identifying a prospective target business in (i) the global business services sector where our officers, directors and advisors have many years of experience and, in particular, where opportunities exist to take advantage of scalable, low-cost delivery destinations in South/East Asia to improve margins and accelerate growth through expanded access to new high-growth emerging markets for the company’s services, and (ii) attractive, Asian emerging markets, China or India, where the target business has significant growth potential and/or we can provide international expansion and domain expertise to enhance global revenue opportunities. Evaluation of these factors involve subjective judgment by our officers, which gives us a great deal of discretion in determining whether a prospective target business is appropriate to pursue.  We presently have no business operations and no financial history.

Strategy

While our efforts in identifying a prospective target business are not be limited to a particular industry, geographic region or minimum transaction value, we have focused and will continue to focus our search on identifying a prospective target business in: (i) the global business services sector where our officers, directors and advisors have many years of experience and, in particular, where opportunities exist to take advantage of scalable, low-cost delivery destinations in South/East Asia to improve margins and accelerate growth through expanded access to new high-growth emerging markets for the company’s services, and (ii) attractive, Asian emerging markets where the target business has significant growth potential and/or we can provide international expansion and domain expertise to enhance global revenue opportunities. We intend to identify targets where we can: (i) provide the expertise to manage global sourcing strategies; (ii) provide international expansion and domain expertise to South/East Asia based companies; and (iii) create global companies with South/East Asia and North American operations fully integrated to provide seamless control of resources, quality and security of service and product offerings.

We have identified the following key investment criteria that we believe are important and that we intend to use in evaluating business transaction opportunities. While we intend to utilize these criteria in evaluating business transaction opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

• High growth potential.  We will seek a business transaction with one or more businesses or assets with significant growth potential in both the firm’s current domestic markets as well as new global markets.

• Long-term revenue visibility.  We will seek a business transaction with one or more businesses or assets that have a history of long-term revenue visibility, including a high recurring revenue mix and strong order book. We will focus on companies that have predictable cash flows as well as low customer attrition and a diversified customer base.

• Defensible market position.  We will focus on one or more businesses or assets that offer strong products and/or services and that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

• Potential to benefit from globalization trends.  We will seek a business transaction with one or more businesses or assets (i) for which labor represents a significant portion of operating expense and which can take advantage of global sourcing of labor from low-cost delivery centers to deliver high-quality services at lower cost, and/or (ii) that offer the opportunity to accelerate revenue growth by accessing new global markets, including, for North American companies, new high-growth South/East Asian emerging markets, and for high-growth South/East Asia-based companies, established North American markets.

• Strong management team.  We will seek a business transaction with one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

• Opportunities for add-on acquisitions.  We will seek a business transaction with one or more businesses or assets that we can grow both organically and through acquisitions. In addition, our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

Status as a Public Company

We believe our structure will make us an attractive business transaction partner to prospective target businesses. As an existing public company, we will offer a target business an alternative to the traditional initial public offering through a merger or other business transaction.  In this situation, the owners of the target business would exchange their equity shareholdings in the target business for ordinary shares in the company. We believe target businesses will find this path to be less expensive, and offer greater certainty of becoming a public company than the typical initial public offering process. In an initial public offering, there are typically expenses incurred in marketing, road show and public reporting efforts that will likely not be present to the same extent in connection with a business transaction with us. Furthermore, once a proposed business transaction is approved by our Board of Directors and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Flexibility

We are able to consummate a business transaction using our authorized shares, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if our business transaction requires us to use cash to pay the purchase price, we may need to arrange third party financing to help fund our business transaction.

Competition

In identifying, evaluating and selecting a target business for an initial business transaction, we may encounter intense competition from other entities having a business objective similar to ours including other blank check/shell companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.  Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business transaction.

Employees

We currently have four executive officers.  These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We expect our executive officers to devote a reasonable amount of time to our business.  We do not intend to have any full time paid employees prior to the consummation of our initial business transaction.

Submission of Matters to a Vote of Security Holders

Following the completion of the Distribution, the Company’s Board of Directors determined it to be in the best interests of the Company’s shareholders to (i) continue its corporate existence, rather than dissolve the Company as contemplated by the IPO prospectus and (ii) retain the Company’s current management while the Company continues to seek acquisition targets or other uses for the Company. To accomplish these goals, on December 21, 2012, the Company held a special meeting of shareholders to approve an amendment to the Company’s Eighth Amended and Restated Memorandum and Articles of Association to eliminate the blank check company provisions which restrict the Company’s ability to pursue the acquisition of one or more operating companies and related financings after the Distribution of the Trust Account to the holders of the Company’s Ordinary Shares sold in the IPO by deleting Article 24 of its Charter in its entirety. The Board of Directors fixed the close of business on December 7, 2012 as the record date for determining the shareholders entitled to notice of and to vote at the Special Meeting and any adjournment thereof.

At the special meeting, greater than the requisite seventy-five percent (75%) majority of those shareholders in attendance at the meeting and voting by person or by proxy voted in favor of the Amendment Proposal.  2,262,672 votes were cast “For”, representing 78.9% of the Company’s aggregate ordinary shares outstanding, and 0 votes were cast “Against” the Amendment Proposal. The Company filed its Ninth Amended and Restated Memorandum and Articles of Association with the Registrar of Corporate Affairs of the British Virgin Islands (the “Registrar”) to become effective as of December 21, 2012.

Item 1A. Risk Factors

Statements in this Annual Report on Form 10-K that are not strictly historical in nature and are forward-looking statements. These statements may include, but are not limited to, statements about the timing of a potential business transaction; our financial strength, our business strategy; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Related to Our Business

We are a shell company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a shell company incorporated on June 25, 2010 with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, share capital exchange, asset acquisition, share purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business transaction. We do not know when or if a business transaction will occur. The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of the business combination or raising substantial additional funds.

Our officers and directors currently have no obligation to present us with business transaction opportunities, which may have the effect of decreasing the number and, potentially, the quality of potential business targets we evaluate.

On October 24, 2012, FlatWorld and Rodman & Renshaw, LLC (“Rodman”) (i) terminated the Underwriting Agreement with the exception of certain indemnification provisions and (ii) provided Rodman & Renshaw’s consent to terminate the various insider letters between the insiders (the “Insiders”) and the Company (the “Insider Letters”) and the FWAC Letter Agreement. Among other things, these letter agreements required our officers and directors to present to us for our consideration, prior to presentation to any other entity, any potential transaction opportunities which may reasonably be required to be presented to us under British Virgin Islands law, taking into account any other fiduciary obligations they might have. Because our officers and directors currently have no obligation to present us with such business transaction opportunities, the number and, potentially, the quality of potential business targets we will have the opportunity to evaluate could be impaired. Additionally, we cannot guarantee that conflicts of interest may not arise from the multiple corporate affiliations of our sponsor, officers and directors.

We do not intend to establish an audit committee or a compensation committee until the consummation of a business transaction.

Our board of directors intends to establish an audit committee and a compensation committee upon the consummation of a business transaction. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements.

If we are deemed to be an investment company under the United States Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities" constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business transaction and thereafter to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. By restricting the investment of cash to these instruments, and by having a business plan targeted at acquiring, growing and businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an "investment company" within the meaning of the Investment Company Act.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to enter into insolvent liquidation or a petition for winding up is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a court could seek to recover all amounts received by our shareholders.  Furthermore, because we have distributed the proceeds held in the trust account to our public shareholders, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

We are not required to consider a target’s valuation when entering into or consummating our business transaction.  Our officers’,  directors’ and advisors’ unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of the our shareholders.

We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on our management’s ability to identify business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations.  Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We may not obtain an opinion from an independent investment banking firm as to the fair market enterprise value of the target business or that the price we are paying for the business is fair to our shareholders.

We are not required to obtain an opinion from an independent investment banking firm that either the target business we select has a certain fair market enterprise value at the time of our signing a definitive agreement in connection with our initial business transaction or that the price we are paying is fair to our shareholders. The fair market enterprise value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors.

We may issue additional ordinary shares to complete our initial business transaction which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our ninth amended and restated memorandum and articles of association authorizes the issuance of an unlimited number of ordinary shares, no par value per share, and 5,000,000 preferred shares of no par value per share. There are unlimited numbers of authorized but unissued ordinary shares available for issuance and 5,000,000 preferred shares all of which will be available for issuance. Although we have no commitment as of the date of this Annual Report on Form 10-K, we may issue a substantial number of additional ordinary or preferred shares, or a combination of ordinary and preferred shares, to complete a business transaction. The issuance of additional ordinary shares or any number of preferred shares:

•	may significantly reduce the equity interest of investors in the offering;
•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded to the holders of our ordinary shares;
•

may cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our ordinary shares.

Substantial resources could be expended in researching initial business transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

We anticipate the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business transaction we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business transaction.

 Our ability to successfully effect a business transaction and to be successful thereafter will be dependent in large part upon the background, experience and effort of our key personnel, including our officers and directors.

Our ability to successfully effect a business transaction is dependent upon the background, experience and effort of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it.  None of our key personnel, including our executive officers, will have entered into employment or consultant agreements with us.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business transaction.

 Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business transaction. Certain of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate a business transaction. These conflicts may not be resolved in our favor.

Our officers, directors, advisors and their respective affiliates currently are, and may in the future become, affiliated with entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers, directors, advisors and their respective affiliates have been principals of, or affiliated or associated with, other blank check companies, and/or may in the future become, affiliated with additional entities engaged in business activities similar to those intended to be conducted by us. Due to these existing affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor.

Our management may negotiate fees, employment, consulting or similar types of agreements with a target business in connection with a particular business transaction. These agreements may provide for them to receive compensation following a business transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business transaction is in the best interest of our public shareholders.

Our management may not be able to remain with the company after the consummation of a business transaction unless they are able to negotiate employment or consulting agreements in connection with a business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of the business transaction, or to be paid fees, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. In making the determination as to whether current management should remain with us following the business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of the business transaction.

We will only have a limited ability to evaluate the management of the target business.

We intend to closely scrutinize the management of the target business; however, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our sponsor, directors or officers, which may raise potential conflicts.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with our sponsor, directors or officers, which may raise potential conflicts. Also, the completion of a business transaction between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client.

We will not be limited to a particular industry or geographic area and may acquire a business operating in an industry that is beyond the expertise of our management.

Our efforts in identifying a prospective target business will not be limited to any particular industry or geographic area, although we initially intend to focus our efforts on acquiring a target business having its primary operations in India, China or South/East Asia, and the United States.  Our management will not rule out pursuing attractive business opportunities in any geographic location or industry, even if such location or industry is outside our areas of expertise, if our management determines that such business transaction is in the best interests of our company and shareholders.

Should a favorable business opportunity present itself in an industry or area that is outside of our management’s expertise, our ability to assess the growth potential, financial condition, experience and skill of incumbent management, competitive position, regulatory environment and other criteria in evaluating such a business opportunity may be adversely affected. If we determine to acquire a prospective target business which is outside of the expertise of our management, no assurance can be given that we will be able to complete such an acquisition.

Our officers, directors, securityholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may not be able to maintain control of a target business after our initial business transaction.

We may structure a business transaction to acquire less than 100% of the equity interests or assets of a target business, but will seek to acquire no less than a controlling interest. We will seek to acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. However, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s issued shares than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

In order to effectuate a business transaction, blank check/shell companies have, in the recent past, amended various provisions of their charters and modified governing instruments.  We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments in order to effectuate our initial business transaction.

In order to effectuate a business transaction, blank check/shell companies have, in the recent past, amended various provisions of their constitutional documents and modified governing instruments.  For example, blank check/shell companies have amended the definition of business transaction, increased redemption thresholds and changed industry focus.  We cannot assure you that we will not seek to amend our memorandum and articles of association in order to effectuate our initial business transaction.

Unlike most other blank check/shell companies, the provisions of our ninth amended and restated memorandum and articles of association may be amended with the approval of a majority of our shareholders.

Most blank check/shell companies have a provision in their constitutional documents which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business transaction activity, without approval by a certain percentage of the company’s shareholders.  Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders.  Our ninth amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by a majority of our shareholders.  As a result, we may be able to amend the provisions of our ninth amended and restated memorandum and articles of association more easily that other blank check companies and this may increase our ability to consummate a business transaction with which you do not agree.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business transaction, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date of the prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business transaction. The incurrence of debt could result in:

• default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; covenants that limit our ability to acquire capital assets or make additional acquisitions;

• our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

• our inability to pay dividends on our ordinary shares;

• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor controls a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our sponsor owns 20% of our issued and outstanding ordinary shares. This ownership interest, together with any other acquisitions of our ordinary shares, could allow our sponsor to influence the outcome of matters requiring shareholder approval, including the business transaction and election of directors.  Unlike other blank check/shell companies, our sponsor has no requirement to vote with the majority of the public shareholders which are entitled to vote and, therefore, may have a significant influence on the approval of an initial business transaction, which may not be in your best interest.

Additionally, our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year.   It is unlikely that there will be an annual meeting of shareholders to re-elect existing directors or elect new directors prior to the consummation of a business transaction, in which case all of the current directors will continue in office until at least the consummation of the business transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome of an election of directors. The interests of our sponsor and your interests may not always align and taking actions which require approval of a majority of our shareholders which are entitled to vote, such as selling the company, may be more difficult to accomplish.

We may be unable to obtain additional financing, if required, to complete a business transaction or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business transaction.

As of December 31, 2012, we had cash of only $1,502 and therefore have little capacity to offer cash consideration as part of a business transaction.   If a business transaction requires cash, we will be required to seek financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after a business transaction.

As a shell company we are subject to certain special rules under the federal securities laws which may limit our ability to raise additional financing to fund our operations.

We are a “shell company” under the federal securities laws. A “shell company” is a public reporting company that has no or nominal assets (other than cash), and no or nominal operations. Shell companies are subject to certain special rules under the federal securities laws, including: (i) specific disclosure requirements on Form 8-K (or its equivalent for foreign issuers) upon the consummation of a transaction that effects a change in control or changes the shell company into a non-shell company; (ii) limitations in the use of certain short-form registration statements under the Securities Act of 1933 (the “Securities Act”) while a shell company, including Form S-8 registration statements used in connection with employee benefit plans; (iii) ineligibility for certain streamlined procedures and publicity rules in connection with public offerings while a shell company and for a period of three years thereafter; and (iv) unavailability of the resale provisions of Rule 144 of the Securities Act until one year following the Form 8-K disclosure described above.

Compliance with the Sarbanes-Oxley Act of 2002 could require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls.  As a company with a market capitalization less than $75 million, per Section 404(b) of the Sarbanes-Oxley Act (added as part of the Dodd-Frank Act), we will be permanently exempt from the requirement that we have such system of internal controls audited.  If no further action is taken by Congress or the SEC, at such time as we exceed a market capitalization of $75 million, we will be required to comply with such audit requirement.  Further, if we generally fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation and any inability to provide reliable financial reports could harm our business.

Regardless of value and sophistication (if privately held) or market capitalization (if public), there can be no assurances a target company will be in compliance with all such applicable provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Because any target business with which we attempt to complete a business transaction may be required to provide our shareholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, or International Financial Reporting Standards, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to consummate a business transaction, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles, or GAAP, or International Financial Reporting Standards, as issued by the International Accounting Standards Board, or International GAAP, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB.  Thus, to the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, GAAP, or International GAAP, and audited in accordance with the standards of the PCAOB, we may not be able to complete a business transaction with that proposed target business.

These financial statement requirements may limit the pool of potential target businesses with which we may complete a business transaction.  Furthermore, to the extent that we seek to acquire a target business that does not have financial statements prepared in accordance with GAAP, or International GAAP, it could make it more difficult for our management to analyze such target business.

We do not currently intend to hold an annual meeting of shareholders until after our consummation of a business transaction.

We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business transaction. Therefore, if our shareholders want us to hold a meeting prior to such consummation, they may requisition the directors to hold one upon the written request of members entitled to exercise at least 30 percent of the voting rights in respect of the matter for which the meeting is requested. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30 percent.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business transaction, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to a registration rights agreement, our sponsor and its permitted transferees can demand that we register the initial shares. We will bear the cost of registering these securities. If our sponsor exercises its registration rights in full, there will be an additional 573,875 ordinary shares. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business transaction more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor are registered.

Because of our limited resources and the significant competition for business transaction opportunities, it may be more difficult for us to complete a business transaction.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check/shell companies and other entities, domestic and international, competing for the type of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our ordinary shares are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market, which we refer to as NASDAQ. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on Nasdaq or a national exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

We will be quoted on the OTC Bulletin Board for the immediate future.

We currently do not meet the eligibility requirements for listing on NASDAQ. Until we meet those standards and are accepted into NASDAQ, or unless we are successful in securing a listing on the NYSE MKT (formerly the American Stock Exchange) or some other exchange, our ordinary shares will be quoted only on the OTC Bulletin Board. Such a listing is considered less prestigious than a NASDAQ or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

Our ordinary shares are subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our ordinary shares are subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Since we currently have net tangible assets of less than $5,000,000 and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares are subject to these “penny stock” rules.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

• make a special written suitability determination for the purchaser;

• receive the purchaser’s written agreement to the transaction prior to sale;

• provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

• obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

• cancel the purchase transaction in violation of the “penny stock” rules and return the investor’s money.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a PFIC for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements.   We intend to elect a fiscal year ending on June 30 of each year as our taxable year for U.S. federal income tax purposes.  Our actual PFIC status for our taxable year ending June 30, 2011 may depend on whether we qualify for the PFIC start-up exception.  We likely will be a PFIC for our taxable year ending June 30, 2011 unless we complete a business transaction in our taxable year ending June 30, 2012 and are not treated as a PFIC for either of our taxable years ending June 30, 2012 or June 30, 2013. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

International and political events could adversely affect our results of operations and financial condition.

We may enter into an initial business transaction with a non-U.S. entity and, accordingly, a significant portion of our post business transaction revenue may be derived from non-U.S. operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the U.S. are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

• expropriation and nationalization of our assets in that country;

• political and economic instability;

• civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

• natural disasters, including those related to earthquakes and flooding;

• inflation;

• currency fluctuations, devaluations, and conversion restrictions;

• confiscatory taxation or other adverse tax policies;

• governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

• governmental activities that may result in the deprivation of contract rights; and

• governmental activities that may result in the inability to obtain or retain licenses required for operation.

Uninsured claims and litigation could adversely impact our operating results.

After a business transaction, we expect to secure insurance coverage against operating hazards.  However, we may not be able to procure insurance for the particular risks associated with our target business on favorable economic terms if at all, and the nature and amount of that insurance may not be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation.  This insurance typically has deductibles or self-insured retentions and contains certain coverage exclusions.  In addition, this insurance typically does not cover damages from breach of contract by us or based on alleged fraud, gross negligence, misrepresentation or other deceptive trade practices.  Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.

We may re-incorporate in another jurisdiction in connection with a business transaction, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business transaction, we may relocate the home jurisdiction of our business from the British Virgin Islands to another jurisdiction.  If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements.  We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.  Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands, and substantially all of our assets are located outside the United States.  In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States, such as Canada and India, and all or a substantial portion of their assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our ninth amended and restated memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands.  The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the Act and the common law of the British Virgin Islands.  The common law of the British Virgin Islands is derived from English common law, and the decisions of the English courts are of persuasive authority, but are not binding on a court in the British Virgin Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States.  In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law.  In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.  The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States.  Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely:

• to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

• to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits provided that in respect of the U.S. judgment:

• the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

• the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

• in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

• recognition or enforcement of the judgment in the British Virgin Islands would not be contrary to public policy; and

• the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our ninth amended and restated memorandum and articles of association permit the board of directors to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our ninth amended and restated memorandum and articles of association permits the board of directors to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Existing shareholders may experience significant dilution from our issuance of shares to repay amounts due to affiliates if such obligations are converted into loans that are convertible into our common stock.

If we choose to repay amounts due to our affiliates by issuing convertible debentures, the possible issuance of shares on conversion of such convertible debentures will have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue as the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing shareholders would experience greater dilution.

Future sales of shares of our ordinary shares or the issuance of securities senior to our ordinary shares could adversely affect the trading price of our ordinary shares and our ability to raise funds in new equity offerings.

We may issue additional ordinary shares, preferred shares or securities convertible into or exchangeable for ordinary shares, in the future. Future sales of substantial amounts of our ordinary shares or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our ordinary shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of ordinary shares or the availability of shares of ordinary shares for future sale will have on the trading price of our ordinary shares.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its ordinary shares pursuant to Section 12(g) of the Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of private businesses that seek to consummate a business combination with a public company.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in the distribution of the Trust Account.  Because we are a blank check company, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in the Trust Account liquidation and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our ninth amended and restated memorandum and articles of association authorizes the issuance of  (i) an unlimited number of ordinary shares of no par value ("Ordinary Shares”), (ii) 1,000,000 Class A preferred shares of no par value each ("Class A Preferred Shares"), (iii) 1,000,000 Class B preferred shares of no par value each ("Class B Preferred Shares"), (iv)  1,000,000 Class C preferred shares of no par value each ("Class C Preferred Shares"), (v) 1,000,000 Class D preferred shares of no par value each ("Class D Preferred Shares") and (vi) 1,000,000 Class E preferred shares of no par value each ("Class E Preferred Shares"), Class A – E Preferred shares together being “Preferred Shares”.  As of December 31, 2012, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.  The issuance of additional ordinary shares or Class A preferred shares or any number of shares of our preferred shares:

• may significantly reduce the equity interest of our stockholders;

• will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

• may adversely affect prevailing market prices for our ordinary shares.

 Additionally, if we finance the purchase of assets or operations through the issuance of debt securities, it could result in

• default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

• our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an acquisition.

Following the distribution of the Trust Account, we are in need of additional financing to fund our operating expenses.  If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded interest income of about $32,441 for the year ended December

31, 2012. As of December 31, 2012, the Company had about $1,502 in cash, and current liabilities exceeded current assets by about $130,425. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our independent registered public accounting firm’s report contains and explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

An acquisition of an operating company may not require the approval of our shareholders, so you may not be entitled to vote on such a business combination.

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constitutes a change in control of the Company, provided the Company’s ordinary shares is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote.  Accordingly, shareholders may not be entitled to vote on any future acquisition by, or of, the Company.

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and may be sporadic and highly volatile.

Prior to September 9, 2012, there was a limited public market for our ordinary shares, which was quoted on the Over the Counter Bulletin Board (“OTCBB”).  Following the liquidation of our Trust Account, there has been limited public trading in the ordinary shares.  We cannot assure you that an active market for our ordinary shares will be established or maintained in the future.  If we are unable to establish a public market for our ordinary shares, holders will have no or limited liquidity.  Holders of our ordinary shares may have to bear a complete loss of the value of their investment in us.

If we are able to establish a public market, the market price of our ordinary shares may be volatile, which could cause the value of our ordinary shares to decline.  Securities markets experience significant price and volume fluctuations.  This market volatility, as well as general economic conditions, could cause the market price of our ordinary shares to fluctuate substantially.  Many factors beyond our control may significantly affect the market price of our shares. These factors include:

• price and volume fluctuations in the stock markets;

• changes in our earnings or variations in operating results;

• any shortfall in revenue or increase in losses from levels expected by securities analysts;

• changes in regulatory policies or law;

• operating performance of companies comparable to us; and

• general economic trends and other external factors.

 Even if an active market for our ordinary shares is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

Risks Associated with the Business Services Industry

While we may consummate a business transaction with a target in any industry, one of the sectors on which we will initially focus is the global business services sector.  If we are successful in completing a business transaction with a target business in the business services sector, we will be subject to, and possibly adversely affected by, the following risks:

There is intense competition in the market for outsourcing services.

We believe that the principal competitive factors in business services markets are price, service quality, sales and marketing skills, and industry expertise. Certain factors may affect the competitive landscape in the outsourcing industry, including divestitures and acquisitions that result in consolidation within the industry. In addition, we may face competition from a client’s or potential client’s own in-house employees. We will also face competition from onshore and offshore business process outsourcing and information technology services companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering the outsourcing market. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we intend to operate.

Some of these competitors will have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships. In addition, some of our potential competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. Increased competition, our inability to compete successfully against competitors, or pricing pressures could harm our business.

Our business may not develop in ways that we currently anticipate due to negative public reaction to offshore outsourcing.

Upon a business transaction with a target in the business services industry, our strategy may be based on certain assumptions regarding our industry. The trend to outsource business services, however, may not continue and could reverse. In particular, offshore outsourcing is a politically sensitive topic in the United States, Europe and elsewhere. For example, many organizations and public figures in the United States and the U.K. have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries.

Wage pressures in our proposed offshore destinations may prevent target businesses from sustaining a competitive advantage and may reduce their profit margins.

Wage costs in offshore locations such as India, China, Malaysia and the Philippines have historically been significantly lower than wage costs in the United States for comparably skilled professionals, which we expect will be one of the competitive strengths of offshoring the business services operations of a target business. However, if, following a business transaction, wages for skilled professionals increase in the country in which we have established a business services facility, we may not be able to sustain this competitive advantage, which could negatively affect profit margins.

Business service providers often encounter long sales and implementation cycles and require significant resource commitments by us and potential clients, which they may be unwilling or unable to make.

Providing business services will involve significant resource commitments by a company and its potential clients. Potential clients may require that we expend substantial time and money educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Decisions relating to engaging business service providers generally involve the evaluation of the service by our clients’ senior management and a significant number of client personnel in various functional areas, each having specific and often conflicting requirements. We may expend significant funds and management resources during the sales cycle and ultimately the potential client may not engage our services. Our sales cycle for all of our services may be subject to significant risks and delays over which we have little or no control, including:

• potential clients’ alternatives to our services, including their willingness to replace their internal solutions or existing vendors;

• potential clients’ budgetary constraints, and the timing of our clients’ budget cycles and approval process;

• potential clients’ willingness to expend the time and resources necessary to integrate their systems with our systems and network; and

• the timing and expiration of potential clients’ current outsourcing agreements for similar services.

If we are unsuccessful in closing sales after expending significant funds and management resources, or if we experience delays in the sales cycle, it could have a negative impact on our revenues and margins. The sales and implementation process occupies important personnel resources that could otherwise be assisting other new clients. Moreover, after being engaged by a client after the sales process, it frequently takes an additional period of time to integrate the client’s systems with ours, and to thereafter ramp-up our services to the client’s requirements.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

Business service providers sometimes are required to collect and store sensitive data in connection with their services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates any sensitive data that we may have, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

Our revenues may be highly dependent on a limited number of major clients and any loss of business from a target business’s major clients would reduce our revenues and growth.

Some business services companies derive a substantial portion of their revenues from a limited number of customers. Post business transaction, if we fail to renew or extend contracts with major clients, or if these contracts are terminated for cause or convenience, these clients will have no further obligation to purchase services from us. The loss of, or any significant decline in business from, one or more major clients could lead to a significant decline in revenues and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. We may not be able to retain a target business’ major clients following a business transaction if we were to lose any of a target business’ major clients, we may not be able to timely replace the revenue generated by the lost clients. In addition, the revenue we generate from major clients may decline or grow at a slower rate in future periods than it has in the past. If we lose any major clients, or if they reduce the volume of services contracted from us, we may suffer from the costs of underutilized capacity because of our inability to eliminate all of the costs associated with conducting business with them, which could exacerbate the harm that any such loss or reduction would have on our operating results and financial condition.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and threaten our ability to compete.

Our business will likely depend on our customers continued need for our services, especially major clients who generate the substantial majority of our revenues. However, over time, clients may adopt new technologies that streamline or automate business processes. The adoption of such technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and threaten our ability to compete.

Post business transaction, we may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee attrition. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The business services outsourcing industry relies on large numbers of skilled employees, and, following a business transaction, our success will depend to a significant extent on our ability to attract, hire, train and retain qualified employees. The business services outsourcing industry experiences high employee attrition.  Following a business transaction, increased competition for these professionals, in the business services outsourcing industry or otherwise, could have an adverse effect on us. A significant increase in the attrition rate among employees with specialized skills could decrease our operating efficiency and productivity and could lead to a decline in demand for the services we intend to provide.

In addition, our ability to maintain and renew then-existing engagements and obtain new businesses will depend, in large part, on our ability to attract, train and retain personnel with skills that enable us to keep pace with growing demands for outsourcing, evolving industry standards and changing client preferences. Our failure either to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations may suffer from telecommunications or technology failure, disruptions or increased costs.

Our businesses may be highly dependent on our computer and telecommunications equipment and software systems. They may need to record and process significant amounts of data quickly and accurately to access, maintain and expand the databases used for the provision of business services. We may also be dependent on the continuous availability of voice and electronic communication with customers.  If we experience an interruption of our telecommunications network as a result of errors by technology suppliers, clients or third parties, or electronic or physical attacks by persons seeking to disrupt our operations resulting in the temporary or permanent loss of telecommunications equipment and software systems, this would likely impede our ability to provide services to our clients. A significant interruption of service could damage our reputation and, ultimately, result in the loss of clients and revenue.

New technologies or processes may be adopted which could reduce a target businesses’ revenues, increase costs and/or threaten their ability to compete.

New technologies or processes may be introduced by competitors that streamline or automate business processes in a manner that a target business may not have the resources to replicate. The adoption of such technologies could reduce the demand for target businesses’ services, place pressure on pricing, cause a reduction in their revenues and/or threaten their ability to compete.

Risks Associated with Acquiring and Operating a Business in Emerging Market Countries

If we effect an initial business transaction with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect an initial business transaction with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

• rules and regulations or currency redemption or corporate withholding taxes on individuals;

• laws governing the manner in which future business transactions may be effected;

• exchange listing and/or delisting requirements;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• rates of inflation;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

• deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks.  If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect a business transaction, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Because many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, it may adversely impact our results of operations and financial condition.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience. Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and a foreign government deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If we acquire control of a target business through contractual arrangements with one or more operating businesses in, for example, China or India, such contracts may not be as effective in providing operational control as direct ownership of such business and may be difficult to enforce.

While our efforts in identifying a prospective target business for our initial business transaction will not be limited to a particular industry or geographic region, we will focus our search on identifying a prospective target business in either (i) the global business services sector or (ii) emerging Asian markets, China or India.  Certain governments such as the People’s Republic of China and India have restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including, for example, certain aspects of telecommunications, food production, and heavy equipment manufacturers. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous brand names” or “well-established brand names.” Subject to the review and approval requirements of the relevant agencies for acquisitions of assets and companies in the relevant jurisdictions and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted local parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may provide exceptions to the restrictions mentioned above since these types of arrangements typically do not involve a change of equity ownership in the operating company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of local parties who would be our nominees and, therefore, may exempt the transaction from certain regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business transaction effected through contractual arrangements. If such an agency determines that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of this offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business transaction that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business transaction.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars.  Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars.  Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following a business transaction is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business transaction, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business transaction will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After a business transaction, substantially all of our assets will likely be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies of China, India and Southeast Asia differ from the economies of most developed countries in many respects.  For the most part, such economies have grown at a rate in excess of the United States; however, (i) such economic growth has been uneven, both geographically and among various sectors of the economy and (ii) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business transaction and if we effect a business transaction, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

Because our initial objective is to acquire a target business having its primary operating facilities located within China, India or Southeast Asia and because substantially all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions.  Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business transaction, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a business transaction, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system.  The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States.  The judiciaries in China, India and Southeast Asia are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in China, India and Southeast Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following a business transaction.

While many of the economies in China, India and Southeast Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures.  As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment.  There may also be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability.  If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth.  Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in China, India and Southeast Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in China and India and many governments in Southeast Asia have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries.  As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business which we ultimately acquire will be limited.

If China, India or a country in Southeast Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate a business transaction could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated.  If new laws or regulations forbid or limit foreign investment in industries in which we want to complete a business transaction, they could severely impair our candidate pool of potential target businesses.  Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete a business transaction to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

• levying fines;

• revoking our business and other licenses;

• requiring that we restructure our ownership or operations; and

• requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business transaction and could materially reduce the value of your investment.

Corporate governance standards in China, India and Southeast Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management.  Local laws often do not go far enough to prevent improper business practices.  Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism.  The lack of transparency and ambiguity in the regulatory process may also result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis.  In our evaluation of a business transaction we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices.  Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Related to a Potential Business in China

Business transactions with companies with operations in China entail special considerations and risks. If we are successful in completing a business transaction with a target business with operations in China, we will be subject to, and possibly adversely affected by, the following risks:

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, acquisitions with foreign person will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On August 8, 2006, the Ministry of Commerce (“MOFCOM”), together with several other government agencies, promulgated a comprehensive set of regulations (the “New M&A Rules”) governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Such regulations became effective on September 8, 2006. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the MOFCOM, the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission (SASAC), and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, a business transaction we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction as determined once a definitive agreement is executed. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In asset transactions there must be no harm to third parties or the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition New M&A Rules, have introduced industry protection and antitrust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the Ministry of Commerce. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. The regulations use various economic tests to determine if the transaction has to be reported to MOFCOM which include (i) if any of the parties to the transaction has a turnover in the Chinese market of more than RMB 1,500,000,000, (ii) if in a transaction outside of the PRC, any party thereto has assets in the PRC of more than RMB 3,000,000,000, (iii) if any of the parties to the transaction, before its consummation, has control not less than 20% of the Chinese market, (iv) if any of the parties as a result of the transaction will control 25% of the Chinese market, (v) the foreign investor has acquired 10 or more enterprises in related industries in the PRC during the last year, or (vi) if in a transaction outside of the PRC results in the foreign entities acquiring 15 or more FIEs in related industries within the PRC. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensures employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment. Notwithstanding the September 8, 2006, regulations, the Anti-Monopoly Law of the PRC took effect as of August 1, 2008, which replace or supplement the above provisions. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

Business transaction with a target business with operations in China may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time delays to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises are relating to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies and important equipment manufacturing. The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business transaction is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely effect our ability to acquire PRC companies.

Notice on Issues Relating to Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, was issued on October 21, 2005 by SAFE (that replaced two previously issued regulations on January 24, 2005 and April 8, 2005, respectively) that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.  There are uncertainty as to when and how the new procedure and requirements will take effect or be enforced, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our initial business transaction strategy and adversely affect our operations.

Ambiguities in the New M&A Rules may make it difficult for us to properly comply with all applicable rules and may affect our ability to consummate a business transaction.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which will cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and approval of transactions. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained. This may negatively impact our ability to consummate a business transaction. In addition, if we fail to get all the required approval, these regulatory agencies may impose fines and penalties on our operations, limit our operating privileges, delay or restrict the repatriation of the proceeds from this offering into China or payment or distribution of dividends by our PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our stock.

Exchange controls that exist in the PRC may limit our ability to utilize our revenue effectively following a business transaction.

Following a business transaction, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business transaction, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Conversion of currency in the “capital account,” including capital items such as infused registered capital and foreign currency loans require approval of the SAFE. Restrictions on the convertibility of the Renminbi for “capital account” transactions could affect our ability to fund our PRC target business through debt or equity financing, including by means of loans or capital contributions from us to the PRC target business. In particular, if PRC target businesses borrow foreign currency from us or other foreign lenders, they must do so within approved limits that satisfies their approval documentation and PRC debt to equity ratio requirements. Further, such loans must be registered with the SAFE or its local counterpart. In practice, it could be time-consuming to complete such SAFE registration process. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the RMB. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from any offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business following a business transaction.

There are significant uncertainties under the new corporate income tax law of the PRC, or the New CIT Law, which became effective on January 1, 2008, regarding our PRC enterprise income tax liabilities after we consummate a business transaction, such as tax on dividends paid to us by a subsidiary. The New CIT Law also contains uncertainties regarding possible PRC withholding tax on dividends we pay to our overseas shareholders and gains realized from the transfer of our shares by our overseas shareholders.

We are a British Virgin Islands company. After we consummate a business transaction, we will likely be a British Virgin Islands holding company which operates through our target business.  If such business is located in the PRC, we could be affected by the New CIT Law and its implementation rules, both of which became effective on January 1, 2008.  Such law and rules provide that China-sourced income of foreign enterprises, such as dividends paid by a PRC subsidiary to its overseas parent, will normally be subject to PRC withholding tax at a rate of 10%, unless there are applicable treaties that reduce such rate.

Under the New CIT Law, enterprises established under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered to be PRC tax resident enterprises for tax purposes. A substantial majority of the members of our management team following a business transaction likely will be located in China. If we are considered as a PRC tax resident enterprise under the above definition, then our global income will be subject to PRC enterprise income tax at the rate of 25%.

Furthermore, the implementation rules of the New CIT Law provide that, (i) if the enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as China-sourced income. It is not clear how “domicile” may be interpreted under the New CIT Law, and it may be interpreted as the jurisdiction where the enterprise is a tax resident. Therefore, if we are considered as a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders as well as gains realized by such shareholders from the transfer of our shares may be regarded as China-sourced income and as a result be subject to PRC tax. We intend to take the position that any dividends we pay to our overseas shareholders will not be subject to a withholding tax in the PRC.

As the New CIT Law and the implementation rules have only recently taken effect, it is uncertain as to how they will be implemented by the relevant PRC tax authorities. If dividend payments from any subsidiary to us are subject to PRC withholding tax, or our global income becomes subject to PRC corporate income tax, our financial condition, results of operations and the amount of dividends available to pay our shareholders following our business transaction may be adversely affected. If dividends we pay to our overseas shareholders or gains realized by such shareholders from the transfer of our shares are subject to PRC tax, it may materially and adversely affect your investment return and the value of your investment in us.

Risks Related to a Potential Business in India

Business transactions with companies with operations in India entail special considerations and risks. If we are successful in completing a business transaction with a target business with operations in India, we will be subject to, and possibly adversely affected by, the following risks:

We could become subject to regulatory, economic, social and political uncertainties in India.

 The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers and regulators has remained significant and we cannot assure you that such liberalization policies will continue. The present government, formed in May 2009, has announced policies and taken initiatives that support the continued economic liberalization policies that have been pursued by previous governments. However, the present government is a multiparty coalition and therefore there is no assurance that it will be able to generate sufficient cross-party support to implement such policies or initiatives. The rate of economic liberalization could change, and specific laws and policies affecting travel service companies, foreign investments, currency exchange rates and other matters affecting investments in India could change as well. A significant change in India’s policy of economic liberalization and deregulation or any social or political uncertainties could adversely affect business and economic conditions in India generally and our business and prospects.

Our business and activities may be regulated by the Competition Act, 2002.

The Competition Act, 2002, as amended, or the Competition Act, several provisions of which have recently come into force, seeks to prevent practices that could have an appreciable adverse effect on competition. Under the Competition Act, any arrangement, understanding or action between enterprises, whether formal or informal, which causes or is likely to cause an appreciable adverse effect on competition is void and will be subject to substantial penalties. Any agreement that directly or indirectly determines purchase or sale prices, limits or controls production, or creates market sharing by way of geographical area or number of customers in the market is presumed to have an appreciable adverse effect on competition. Provisions relating to the regulations of certain acquisitions, mergers or amalgamations which have an appreciable adverse effect on competition are not yet in force. Such provisions could, if brought into force in the future, be applicable to us.

Risks Associated with a Business in Southeast Asia

Business transactions with companies with operations in Southeast Asia entail special considerations and risks. If we are successful in completing a business transaction with a target business with operations in Southeast Asia, we will be subject to, and possibly adversely affected by, the following risks:

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a state-owned company or assets, notably in Vietnam and Indonesia, are subject to governmental regulations.  The transfer of state-owned property rights in enterprises must take place through a government approved processes.  The final price may be dictated or influenced by regulation, such as a requirement of an appraisal and minimum valuation based thereon. Alternatively, bidding/auction procedures may be required.  There may also be a requirement of a resettlement plan to properly resettle the employees, and the resettlement plan may have to be approved by the employee.  These types of regulations may adversely affect our ability to acquire a state-owned business or assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.

ITEM 2. PROPERTIES

We currently maintain our executive office at an approximately 3,500 square feet facility located at Palm Grove House, Road Town, Tortola, VG1110, British Virgin Islands.  FWC Management Services Ltd, an entity controlled by Messrs. Valenty and Gupta, charges us $7,500 per-month for use of this office space and, if necessary, access to facilities located in other jurisdictions, as well as for certain general and administrative services, including but not limited to receptionist, secretarial and general office services. This agreement commenced on December 9, 2010 but expired on September 9, 2012. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement dated December 9, 2010.  Our current office space, as well as the services provided by FWC Management Services Ltd, are not currently used by or provided to any similar blank check/shell companies. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation currently pending or, to our knowledge, contemplated against us, our sponsor or any of our officers or directors in their capacities as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 The ordinary shares of the Company are quoted on the Over-the-Counter Bulletin Board under the symbol FWLAF. Our warrants, which previously were quoted on the Over-the-Counter Bulletin Board under the symbol FWLWF, expired worthless on September 9, 2012.  Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units, which were previously quoted on the Over-the-Counter Bulletin Board under the symbol FTWAF, into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding.

The following table sets forth the highest and lowest quotations, which represent the average of closing bid and asked prices, for the ordinary shares, warrants and units as derived from the OTC Bulletin Board:

• on an annual basis for our two most recent fiscal years,

• on a quarterly basis for our two most recent fiscal years.

	Units		Ordinary Shares		Warrants
Reference period	High	Low	High	Low	High	Low
Two most recent fiscal years
2012	$10.25	$10.05	$10.18	$0.07	$0.35	$0.02
2011	10.10	9.98	9.90	9.75	0.50	0.27

Quarterly breakdown of two most recent fiscal years
For the quarter ended :
December 31, 2012	NA	NA	0.07	0.07	NA	NA
September 30, 2012	10.25	10.05	10.18	0.07	0.31	0.02
June 30, 2012	10.25	10.05	10.06	9.95	0.35	0.19
March 31, 2012	10.05	10.05	10.06	9.81	0.30	0.27
December 31, 2011	10.05	10.05	9.81	9.75	0.36	0.27
September 30, 2011	10.10	10.00	9.80	9.75	0.36	0.36
June 30, 2011	10.05	9.99	9.90	9.76	0.40	0.28
March 31, 2011	$10.07	$9.98	$9.90	$9.75	$0.50	$0.28

Holders

On April 16, 2013, there were two certificated holders of record of our ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends and Paying Agents

The Company has no current plans to pay dividends.  The Company does not currently have a paying agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities and Purchases by Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2012 and 2011. The financial statements were prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP. The statements of operations for the years ended December 31, 2012 and 2011; and the balance sheet as of December 31, 2012 and 2011 are included in this Annual Report on Form 10-K.

Our results of operations in any past period may not necessarily be indicative of the results that may be expected for any future period. See “Risk Factors” included elsewhere in this Annual Report on Form 10-K. The summary consolidated financial information for those periods and as of those dates should be read in conjunction with those consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

Summary of statement of operation data:

(US$)

	Year Ended December 31, 2012	Year Ended December 31, 2011	June 25, 2010 (date of inception) to December 31, 2010
Revenue	$—	$—	$—
Loss from operations	$(276,339)	$(245,765)	$(15,763)
Net loss attributable to ordinary shareholders	$(218,898)	$(208,143)	$(14,756)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.08)	$(0.07)	$(0.02)

 Summary of statement of cash flow data:

(US$)

	Year Ended December 31, 2012	Year Ended December 31, 2011	June 25, 2010 (date of inception) to December 31, 2010
Cash Flows from Operating Activities
Net cash used in operating activities	$(164,368)	$(134,191)	$(61,310)
Cash Flows from Investing Activities
Net cash provided by (used in) held in Trust Account	$23,374,786	$(934,786)	$(22,440,000)
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities	$(23,374,786)	$889,329	$22,846,828

Summary of balance sheet data:

(US$)

	December 31, 2012	December 31, 2011	December 31, 2010
Cash and cash equivalents	$1,502	$165,870	$345,518
Working capital (1)	$(130,425)	$(94,166)	$350,613
Total assets	$7,002	$23,553,258	$22,859,573
Total shareholders’ (deficit) equity	$(130,425)	$5,195,974	$5,392,762

(1)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Overview

We are a blank check or shell company formed as a British Virgin Islands business company with limited liability for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business transaction with one or more operating businesses or assets that we have yet to identify. While our efforts in identifying a prospective target business for our initial business transaction will not be limited to a particular industry, geographic region or minimum transaction value, we will focus our search on identifying a prospective target business in either (i) the global business services sector or (ii) emerging Asian markets. We do not have any specific business transaction under consideration although we are actively searching for a target business.

As of December 31, 2012, we had $1,502 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

• may significantly dilute the equity interests of our shareholders;

• may subordinate the rights of holders of ordinary shares if we issue preferred stock with rights senior to those afforded to our ordinary shares;

• may cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

• may adversely affect prevailing market prices for our ordinary shares.

Similarly, any issuance of debt securities could result in:

• default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; covenants that limit our ability to acquire capital assets or make additional acquisitions;

• our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

• our inability to pay dividends on our ordinary shares;

• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception to the closing of our initial public offering was limited to preparations for that event. Since the consummation of our initial public offering, our activity has been limited to evaluating business transaction candidates. We have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur substantially increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the twelve months ended December 31, 2012, we had net (loss) of $218,898 consisting of expenses of $276,339, interest income of $32,441 and a gain on the write-down of accounts payable of $25,000.

For the prior twelve months ended December 31, 2011, we had net (loss) of ($208,143) consisting of expenses of $245,766 and interest income of $37,623.  The decrease in interest income earned from 2011 to 2012 was primarily attributable to the fact that Company did not earn interest on the Trust Account following the Distribution, as such funds had been returned to shareholders. In 2011, the Company earned interest on the Trust Account for the entire year.

Liquidity and Capital Resources

As of December 31, 2012, we had $1,502 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

On July 26, 2012, FlatWorld and its wholly owned subsidiary FTWA Orchid Merger Sub LLC., FWAC Holdings Limited, Orchid Island Capital, Inc., Bimini Capital, Inc. and Bimini Advisors, LLC entered into the Agreement and Plan of Reorganization, pursuant to which FlatWorld would acquire Orchid Island Capital Inc.

Pursuant to the terms of the Agreement and Plan of Reorganization, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”) on July 30, 2012 (together with all amendments and supplements thereto, the “Schedule TO”).  The Schedule TO, as further amended by Amendment No. 7, relates to the offer by FlatWorld to purchase for cash up to 825,000 of its ordinary shares, no par value (“Ordinary Shares”), at a price of $10.18 per share, net to the seller in cash, without interest (the “Share Purchase Price”) for an aggregate purchase price of up to $8,398,500 upon the terms and subject to certain conditions set forth in the Amended and Restated Offer to Purchase dated August 20, 2012 (as amended and supplemented, the “Offer to Purchase”), previously filed as Exhibit (a)(1)(F) to the Schedule TO and the Amended and Restated Letter of Transmittal previously filed as Exhibit (a)(1)(G) to the Schedule TO (which, as amended or supplemented from time to time, together constitute the offer (the “Offer”)). The Tender Offer was terminated on September 6, 2012 because of insufficient time to satisfy the terms and conditions of the Offer to Purchase, including the number of ordinary shares that were validly tendered and not properly withdrawn as of the previously announced Expiration Date of September 6, 2012 being in excess of the maximum number of shares that FlatWorld could accept for purchase in satisfaction of the conditions to the Agreement and Plan of Reorganization, pursuant to which the Company’s wholly owned subsidiary FTWA Orchid Merger Sub LLC. would have effected the Merger with Orchid Island Capital, Inc. were not satisfied.

As of September 9, 2012, FlatWorld also terminated the Agreement and Plan of Reorganization and would not consummate the merger of Orchid Island Capital, Inc. with and into its subsidiary, FTWA Orchid Merger Sub LLC.

Beginning on September 10, 2012, FlatWorld commenced the process to distribute (the “Distribution”) the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares).  The balance of the Trust Account was approximately $23,374,786 (less taxes and interest earned on the proceeds of FlatWorld’s initial public offering), which resulted in a Distribution of approximately $10.18 per share to FlatWorld’s public shareholders.  No payments were made with respect to any of the Company’s outstanding Warrants or Insider Warrants, which expired worthless on September 9, 2012.  Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding. The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.

As of December 31, 2012, we had $1,502 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

 For the twelve months ended December 31, 2012, we used cash of $164,368 in operating activities which was attributable to a gain on the settlement of a liability equal to $25,000, decrease in prepaid expense and other asset of $7,103, an increase in money due to affiliate of $42,558 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $29,869, together with a net loss for the period of $218,897. The net decrease in cash for twelve months period ending December 31, 2012 was $164,368. We started with a cash balance of $165,870 as of January 1, 2011. We ended the period at December 31, 2012 with a cash balance of $1,502.

We do not believe that the $1,502 in funds available to us as of December 31, 2012 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

 We believe we will need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. We may consummate such financing at any time.

The Board of Directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. The Company does not currently have any specific capital-raising plans. We may receive funds from some or all of our officers or directors, and we may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, ordinary shares, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We believe that the issuance of equity securities in such a financing will not be subject to shareholder approval if the Company’s Ordinary Shares are not then listed on a national exchange. Accordingly, you may not be entitled to vote on any future financing by the Company. Moreover, shareholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $7,500 for office space and general and administrative services payable to FWC Management Services Ltd, an entity controlled by two officers of the Company. We began incurring this fee on December 9, 2010, and will continue to incur this fee monthly until the date on which the Company ceases its corporate existence in accordance with its Ninth Amended and Restated Memorandum and Articles of Association.

The Company deferred a portion of its legal fees incurred in connection with the initial public offering. The total deferred fee of $50,000 is included in the balance sheets as of December 31, 2011 and 2010, and was payable upon the consummation of an initial Business Transaction. On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc. As of December 31. 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately $616,913 to $25,000, which resulted in a gain of $25,000 due to the settlement of a liability.

In addition to such legal fees, the Company had approximately $69,869 of vendor invoices for professional services classified as accounts payable on its balance sheet as of December 31, 2012.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At December 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

Ordinary Shares subject to possible redemption

The Company accounts for redeemable ordinary shares that are redeemable for cash or other assets, by classifying them outside of permanent equity if they are redeemable at the option of the holder. In addition, the amount of ordinary shares subject to redemption is classified outside of permanent equity to the extent that such redemption does not cause a liquidation event. As discussed in Note A, in no event would the Company redeem its public shares in an amount that would exceed 76.5% of the shares sold in the Offering.

Accordingly, prior to the Distribution, a total of 1,683,000 of ordinary shares were classified outside of permanent equity at redemption value, which was equal to the per share amount held in the Trust Account. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of ordinary shares subject to redemption equal its redemption value at the end of each reporting period.

Currently, the Company does not classify any of its ordinary shares outside of permanent equity as none of the Company’s ordinary shares are subject to redemption following approval of an amendment to the Company’s Charter which removes, among other things, the blank check restrictions to which the Company was previously subject.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Reliance on Key Personnel

The Company is heavily dependent on the continued active participation of the current directors and executive officers. The loss of any of the senior management could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note G – Capital Stock of consolidated financial statement, unless explicitly stated otherwise.

Restricted cash equivalents held in the Trust Account

The amounts previously held in the Trust Account represented substantially all the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of a business transaction. As of December 31, 2010 and December 31, 2011, the funds held in the Trust Account were invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

Beginning on September 10, 2012, FlatWorld distributed the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares). The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  As of December 31, 2012, there were no funds in the Trust Account as such funds were returned to shareholders in the Distribution.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

The Company carries its investments in money market funds at fair value. The Company’s investments are classified as level 1 under the fair value hierarchy. Security transactions are recorded on a trade date basis. Unrealized gains and losses are included in the statements of operations.

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2012 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2012. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended December 31, 2012.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Prior to the Distribution, the net proceeds of our initial public offering, including amounts in the trust account, were invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

The financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2013, the Board of Directors of the Company determined to dismiss Rothstein, Kass & Company, P.C. (“Rothstein Kass”) as the independent registered public accounting firm of the Company.  Effective March 18, 2013, our Board approved the appointment of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm.

Except as noted in our current report on Form 8-K filed with the SEC on March 28th, 2013, the reports of Rothstein Kass on our financial statements for the year ended December 31, 2011 and the periods from June 25, 2010 (date of inception) to December 31, 2010 and June 25, 2010 (date of inception) to December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles except that Rothstein Kass’s audit report for the year ended December 31, 2011 stated that certain conditions raised substantial doubt about the Company’s ability to continue as a going concern due to the mandatory liquidation requirement if a certain business combination was not consumed by a certain date, and that the financial statements do not include any adjustments to reflect the possible effects that may result from the outcome of this uncertainty.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

Management’s annual report on internal control over financial reporting

This Annual Report on form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in internal control over financial reporting

During the period covered by this Annual Report on Form 10-K, the Company  has made no changes to its internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. ADDITIONAL INFORMATION

Share Capital

The Company is authorized to issue (i) an unlimited number of Ordinary Shares, (ii) 1,000,000 Class A Preferred Shares, (iii) 1,000,000 Class B Preferred Shares, (iv)  1,000,000 Class C Preferred Shares, (v) 1,000,000 Class D Preferred Shares and (vi) 1,000,000 Class E Preferred Shares.  As of December 31, 2012, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.

Memorandum and Articles of Association

The description of our ninth amended and restated memorandum and articles of association is contained in our 6-K report (File No. 000-54173), filed with the Commission on December 21, 2012, which is incorporated herein by reference.

Material Contracts

We have not entered into any material contracts other than in the ordinary course of business and other than those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” or elsewhere in this Annual Report on Form 10-K which are incorporated herein by reference.

Exchange Controls and Other Limitations Affecting Security Holders

Under British Virgin Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to nonresident holders of our ordinary shares.

Taxation

British Virgin Islands Taxation

The Government of the British Virgin Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the company or its securityholders.  The British Virgin Islands are not party to any double taxation treaties.

The company and all distributions, interest and other amounts paid by the company to persons who are not persons resident in the British Virgin Islands are exempt from the provisions of the Income Tax Act in the British Virgin Islands and any capital gains realized with respect to any shares, debt obligations or other securities of the company by persons who are not resident in the British Virgin Islands are exempt from all forms of taxation in the British Virgin Islands.  As of January 1, 2007, the Payroll Taxes Act, 2004 came into force. It will not apply to the company except to the extent the company has employees (and deemed employees) rendering services to the company wholly or mainly in the British Virgin Islands.  The company at present has no employees in the British Virgin Islands and has no intention of having any employees in the British Virgin Islands.

No estate, inheritance, succession or gift tax, rate, duty, levy or other charge is payable by persons who are not persons resident in the British Virgin Islands with respect to any shares, debt obligations or other securities of the company.

All instruments relating to transactions in respect of the shares, debt obligations or other securities of the company and all instruments relating to other transactions relating to the business of the company are exempt from the payment of stamp duty in the British Virgin Islands.

There are currently no withholding taxes or exchange control regulations in the British Virgin Islands applicable to the company or its securityholders.

United States Federal Income Taxation

General

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes:

• an individual citizen or resident of the United States;

• a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia;

• an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or

• a trust if (i) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (ii) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

If a beneficial owner of our securities is not described as a U.S. Holder and is not an entity treated as a partnership or other pass-through entity for U.S. federal income tax purposes, such owner will be considered a “Non-U.S. Holder.” The material U.S. federal income tax consequences applicable specifically to Non-U.S. Holders is described below under the heading “Non-U.S. Holders.”

This discussion is based on the Internal Revenue Code of 1986, as amended, or the “Code,” its legislative history, Treasury regulations promulgated thereunder, published rulings and court decisions, all as currently in effect. These authorities are subject to change or differing interpretations, possibly on a retroactive basis.

This discussion does not address all aspects of U.S. federal income taxation that may be relevant to any particular holder based on such holder’s individual circumstances. In particular, this discussion considers only holders that own our securities as capital assets within the meaning of Section 1221 of the Code, and does not address the potential application of the alternative minimum tax. In addition, this discussion does not address the U.S. federal income tax consequences to holders that are subject to special rules, including:

• financial institutions or financial services entities;

• broker-dealers;

• taxpayers that are subject to the mark-to-market accounting rules under Section 475 of the Code;

• tax-exempt entities;

• governments or agencies or instrumentalities thereof;

• insurance companies;

• regulated investment companies;

• real estate investment trusts;

• expatriates or former long-term residents of the United States;

• persons that actually or constructively own 5 percent or more of our voting shares;

• persons that acquired our securities pursuant to an exercise of employee share options, in connection with employee share incentive plans or otherwise as compensation;

• persons that hold our securities as part of a straddle, constructive sale, hedging, conversion or other integrated transaction; or

• persons whose functional currency is not the U.S. dollar.

This discussion does not address any aspect of U.S. federal non-income tax laws, such as gift or estate tax laws, state, local or non-U.S. tax laws or, except as discussed herein, any tax reporting obligations of a holder of our securities. Additionally, this discussion does not consider the tax treatment of partnerships or other pass-through entities or persons who hold our securities through such entities. If a partnership (or other entity classified as a partnership for U.S. federal income tax purposes) is the beneficial owner of our securities, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. This discussion also assumes that any distributions made (or deemed made) by us on our ordinary shares and any consideration received (or deemed received) by a holder in consideration for the sale or other disposition of our securities will be in U.S. dollars.

We have not sought, and will not seek, a ruling from the IRS as to any U.S. federal income tax consequence described herein. The IRS may disagree with the descriptions herein, and its determination may be upheld by a court. Moreover, there can be no assurance that future legislation, regulations, administrative rulings or court decisions will not adversely affect the accuracy of the statements in this discussion.

THIS DISCUSSION IS ONLY A SUMMARY OF THE MATERIAL U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR SECURITIES. EACH PROSPECTIVE INVESTOR IN OUR SECURITIES IS URGED TO CONSULT ITS OWN TAX ADVISOR WITH RESPECT TO THE PARTICULAR TAX CONSEQUENCES TO SUCH INVESTOR OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR SECURITIES, INCLUDING THE APPLICABILITY AND EFFECT OF ANY STATE, LOCAL, AND NON-U.S. TAX LAWS, AS WELL AS U.S. FEDERAL TAX LAWS AND ANY APPLICABLE TAX TREATIES.

Allocation of Purchase Price and Characterization of a Unit

Each unit should be treated for U.S. federal income tax purposes as an investment unit consisting of one ordinary share and one warrant to acquire one ordinary share. For U.S. federal income tax purposes, each holder of a unit generally must allocate the purchase price of a unit between the ordinary share and the warrant that comprise the unit based on the relative fair market value of each at the time of issuance. The price allocated to each ordinary share and the warrant generally will be the holder’s tax basis in such share or warrant, as the case may be.

Each holder is advised to consult its own tax advisor regarding the risks associated with an investment in a unit (including alternative characterizations of a unit) and regarding an allocation of the purchase price between the ordinary share and the warrant that comprise a unit.  We do not intend to provide any allocation of the purchase price between the ordinary share and the warrant that comprise a unit. The balance of this discussion assumes that the characterization of the units described above is respected for U.S. federal income tax purposes.

U.S. Holders

Tax Reporting

U.S. Holders will be required to file an IRS Form 926 (Return of a U.S. Transferor of Property to a Foreign Corporation) to report a transfer of property (other than cash) to us.  In addition, U.S. Holders will be required to file IRS Form 926 to report transfers of cash to us if the amount of such cash exceeds $100,000 or if such U.S. Holder holds directly or indirectly at least 10% of the total voting power or value of our ordinary shares following a transfer of cash to us.  Substantial penalties are generally imposed on a U.S. Holder that fails to comply with these reporting requirements. Each U.S. Holder is urged to consult with its own tax advisor regarding these reporting obligations.

Taxation of Distributions Paid on Ordinary Shares

Subject to the passive foreign investment company (‘‘PFIC’’) rules discussed below, a U.S. Holder generally will be required to include in gross income as ordinary income the amount of any cash dividend paid on our ordinary shares. A cash distribution on such shares generally will be treated as a dividend for U.S. federal income tax purposes to the extent the distribution is paid out of our current or accumulated earnings and profits (as determined under U.S. federal income tax principles). Such dividend will not be eligible for the dividends-received deduction generally allowed to domestic corporations in respect of dividends received from other domestic corporations. Such distribution in excess of such earnings and profits generally will be applied against and reduce the U.S. Holder’s basis in its ordinary shares (but not below zero) and, to the extent in excess of such basis, will be treated as gain from the sale or exchange of such ordinary shares.

With respect to non-corporate U.S. Holders for taxable years beginning before January 1, 2013, dividends will be taxed at the lower applicable long-term capital gains rate (see ‘‘—Taxation on the Disposition of Ordinary Shares’ below) only if our ordinary shares are readily tradable on an established securities market in the United States and certain other requirements are met.  Under published IRS authority, the term “established securities market in the United States” presently does not include the OTC Bulletin Board. Because our ordinary shares will be quoted only on the OTC Bulletin Board and will not, therefore, be treated as readily tradable on an established securities market in the United States, any cash dividends paid on our ordinary shares currently will not qualify for the lower rate. U.S. Holders should consult their own tax advisors regarding the availability of the lower rate for any dividends paid with respect to our ordinary shares.

Taxation on the Disposition of Ordinary Shares

Upon a sale or other taxable disposition of our ordinary shares, and subject to the PFIC rules discussed below, as well as the discussion in “—Possible Ordinary Income Treatment in Respect of Additional Amounts Following a Vote in Favor of a Proposed Business Transaction” below, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between the amount realized and the U.S. Holder’s adjusted tax basis in the ordinary shares or warrants.

The regular U.S. federal income tax rate on capital gains recognized by U.S. Holders generally is the same as the regular U.S. federal income tax rate on ordinary income, except that long-term capital gains recognized by non-corporate U.S. Holders are generally subject to U.S. federal income tax at a maximum regular rate of 15% for taxable years beginning before January 1, 2013 (and 20% thereafter). Capital gain or loss will constitute long-term capital gain or loss if the U.S. Holder’s holding period for the ordinary shares or warrants exceeds one year. The deductibility of capital losses is subject to various limitations that are not described herein because a discussion of such limitations depends on each U.S. Holder’s particular facts and circumstances.  U.S. Holders who recognize losses with respect to a disposition of our ordinary shares or warrants should consult their own tax advisors regarding the tax treatment of such losses.

Redemption of Ordinary Shares

If a U.S. Holder redeems ordinary shares for the right to receive cash pursuant to the exercise of a shareholder redemption right or if we purchase a U.S. Holder’s ordinary shares in an open market transaction, for U.S. federal income tax purposes, such redemption will be subject to the following rules.  If the redemption qualifies as a sale of the ordinary shares under Section 302 of the Code, then the tax treatment of such redemption will be as described under “—Taxation on the Disposition of Ordinary Shares” above.  If the redemption does not qualify as a sale of ordinary shares under Section 302 of the Code, a U.S. Holder will be treated as receiving a distribution with the tax consequences described below.  Whether that redemption qualifies for sale treatment will depend largely on the total number of our ordinary shares treated as held by such U.S. Holder.  The redemption of ordinary shares generally will be treated as a sale or exchange of the ordinary shares (rather than as a distribution) if the receipt of cash upon the redemption (i) is “substantially disproportionate” with respect to a U.S. Holder, (ii) results in a “complete termination” of such holder’s interest in us or (iii) is “not essentially equivalent to a dividend” with respect to such holder.  These tests are explained more fully below.

In determining whether any of the foregoing tests are satisfied, a U.S. Holder must take into account not only our ordinary shares actually owned by such holder, but also our ordinary shares that are constructively owned by such holder.  A U.S. Holder may constructively own, in addition to our ordinary shares owned directly, ordinary shares owned by related individuals and entities in which such holder has an interest or that have an interest in such holder, as well as any ordinary shares such holder has a right to acquire by exercise of an option, .  In order to meet the substantially disproportionate test, the percentage of our outstanding voting shares actually and constructively owned by a U.S. Holder immediately following the redemption of our ordinary shares must, among other requirements, be less than 80% of the percentage of our outstanding voting shares actually and constructively owned by such holder immediately before the redemption.  There will be a complete termination of a U.S. Holder’s interest if either (i) all of our ordinary shares actually and constructively owned by such U.S. Holder are redeemed or (ii) all of our ordinary shares actually owned by such U.S. Holder are redeemed and such holder is eligible to waive, and effectively waives, in accordance with specific rules, the attribution of shares owned by family members and such holder does not constructively own any other shares.  The redemption of the ordinary shares will not be essentially equivalent to a dividend if such redemption results in a “meaningful reduction” of a U.S. Holder’s proportionate interest in us.  Whether the redemption will result in a meaningful reduction in a U.S. Holder’s proportionate interest in us will depend on the particular facts and circumstances.  However, the IRS has indicated in a published ruling that even a small reduction in the proportionate interest of a small minority shareholder in a publicly held corporation who exercises no control over corporate affairs may constitute such a “meaningful reduction.”  U.S. Holders should consult with their own tax advisors as to the tax consequences of an exercise of the redemption right.

If none of the foregoing tests are satisfied, then the redemption may be treated as a distribution and the tax effects will be as described under “—Taxation of Distributions Paid on Ordinary Shares,” above.  After the application of those rules, any remaining tax basis a U.S. Holder has in the redeemed ordinary shares will be added to the adjusted tax basis in such holder’s remaining ordinary shares.  If there are no remaining ordinary shares, a U.S. Holder should consult its own tax advisors as to the allocation of any remaining basis.

Exercise or Lapse of a Warrant

Subject to the PFIC rules discussed below, a U.S. Holder generally will not recognize gain or loss upon the acquisition of an ordinary share on the exercise of a warrant for cash. An ordinary share acquired pursuant to the exercise of a warrant for cash generally will have a tax basis equal to the U.S. Holder’s tax basis in the warrant, increased by the amount paid to exercise the warrant. The holding period of such ordinary share generally would begin on the day after the date of exercise of the warrant. If a warrant is allowed to lapse unexercised, a U.S. Holder generally will recognize a capital loss equal to such holder’s tax basis in the warrant. U.S. Holders who exercise a warrant other than by paying the exercise price in cash should consult their own tax advisors regarding the tax treatment of such an exercise, which may vary from that described above.

Additional Taxes After 2012

For taxable years beginning after December 31, 2012, U.S. Holders that are individuals, estates or trusts and whose income exceeds certain thresholds generally will be subject to a 3.8% Medicare contribution tax on unearned income, including, among other things, dividends on, and capital gains from the sale or other taxable disposition of, our securities, subject to certain limitations and exceptions. U.S. Holders should consult their own tax advisors regarding the effect, if any, of such tax on their ownership and disposition of our securities.

Passive Foreign Investment Company Rules

A foreign (i.e., non-U.S.) corporation will be a PFIC if at least 75% of its gross income in a taxable year of the foreign corporation, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our taxable year ending June 30, 2011. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our taxable year ending June 30, 2013, at the earliest. After the acquisition of a company or assets in a business transaction, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business transaction is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC beginning with our taxable year ending June 30, 2011. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year ending June 30, 2011 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, or a mark-to-market election, as described below, such holder generally will be subject to special rules with respect to:

• any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

• any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

• the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares or warrants;

• the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

• the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

• the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our ordinary shares by making a timely QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS.  U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us.  If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. Similar basis adjustments apply to property if by reason of holding such property the U.S. Holder is treated under the applicable attribution rules as owning shares in a QEF.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. Because our ordinary shares will be quoted on the OTC Bulletin Board, they will not currently qualify as marketable stock for purposes of the election. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower- tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC.  In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information.  U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

If a U.S. Holder owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, such holder will have to file an IRS Form 8621 in any such taxable year in which such holder (1) recognizes gain on a direct or indirect disposition of such PFIC’s stock, (2) receives direct or indirect distributions from such PFIC, (3) is making a QEF election with respect to such PFIC’s stock or (4) as otherwise provided in future Treasury regulations.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares and warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares and warrants under their particular circumstances.

Non-U.S. Holders

Dividends (including constructive dividends) paid or deemed paid to a Non-U.S. Holder in respect to its ordinary shares generally will not be subject to U.S. federal income tax, unless the dividends are effectively connected with the Non-U.S. Holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base that such holder maintains in the United States).

In addition, a Non-U.S. Holder generally will not be subject to U.S. federal income tax on any gain attributable to a sale or other disposition of our ordinary shares or warrants unless such gain is effectively connected with its conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a permanent establishment or fixed base that such holder maintains in the United States) or the Non-U.S. Holder is an individual who is present in the United States for 183 days or more in the taxable year of sale or other disposition and certain other conditions are met (in which case, such gain from United States sources generally is subject to tax at a 30% rate or a lower applicable tax treaty rate).

Dividends and gains that are effectively connected with the Non-U.S. Holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, are attributable to a permanent establishment or fixed base in the United States) generally will be subject to U.S. federal income tax (but not the Medicare contribution tax) at the same regular U.S. federal income tax rates applicable to a comparable U.S. Holder and, in the case of a Non-U.S. Holder that is a corporation for U.S. federal income tax purposes, may also be subject to an additional branch profits tax at a 30% rate or a lower applicable tax treaty rate.

The U.S. federal income tax treatment of a Non-U.S. Holder’s exercise of a warrant, or the lapse of a warrant held by a Non-U.S. Holder, generally will correspond to the U.S. federal income tax treatment of the exercise or lapse of a warrant by a U.S. Holder, as described under “U.S. Holders—Exercise or Lapse of a Warrant,” above. In addition, the U.S. federal income tax treatment of any additional amount payable to a Non-U.S. Holder that votes in favor of a business transaction generally will correspond to the U.S. federal income tax treatment of such additional amount to a U.S. Holder, as described under “U.S. Holders—Possible Ordinary Income Treatment in Respect of Additional Amounts Following a Vote in Favor of a Proposed Business Transaction,” above. However, a Non-U.S. Holder generally should be subject to U.S. federal income tax on any such additional amount only if such amount is effectively connected with its conduct of a trade or business in the United States (and if required by an applicable income tax treaty, is attributable to a permanent establishment or fixed base that such holder maintains in the United States).

Backup Withholding and Information Reporting

In general, information reporting for U.S. federal income tax purposes should apply to distributions made on our ordinary shares within the United States to a non-corporate U.S. Holder and to the proceeds from sales and other dispositions of our ordinary shares or warrants by a non-corporate U.S. Holder to or through a U.S. office of a broker. Payments made (and sales and other dispositions effected at an office) outside the United States will be subject to information reporting in limited circumstances.

In addition, backup withholding of U.S. federal income tax, currently at a rate of 28%, generally will apply to dividends paid on our ordinary shares to a non-corporate U.S. Holder and the proceeds from sales and other dispositions of shares or warrants by a non-corporate U.S. Holder, in each case who:

• fails to provide an accurate taxpayer identification number;

• is notified by the IRS that backup withholding is required; or

• fails to comply with applicable certification requirements.

A Non-U.S. Holder generally will eliminate the requirement for information reporting and backup withholding by providing certification of its foreign status, under penalties of perjury, on a duly executed applicable IRS Form W-8 or by otherwise establishing an exemption.

We will withhold all taxes required to be withheld by law from any amounts otherwise payable to any holder of our ordinary shares or securities, including tax withholding required by the backup withholding rules.  Backup withholding is not an additional tax. Rather, the amount of any backup withholding will be allowed as a credit against a U.S. Holder’s or a Non-U.S. Holder’s U.S. federal income tax liability and may entitle such holder to a refund, provided that the requisite information is timely furnished to the IRS. Holders are urged to consult their own tax advisors regarding the application of backup withholding and the availability of and procedure for obtaining an exemption from backup withholding in their particular circumstances.

Statement by Experts

Not applicable.

Documents on Display

The Company files quarterly annual reports and other information with the SEC. You may read and copy any report or document we file, including the exhibits, at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Such materials can also be obtained on the SEC’s site on the internet at http://www.sec.gov.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gilbert H. Lamphere	60	Chairman of the Board and Office of the Chief Executive

Raj K. Gupta	41	Chief Executive Officer, Secretary and Director
Jeffrey A. Valenty	42	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director
Shri Krishan Gupta	75	Assistant Secretary and Director

Gilbert H. Lamphere has been chairman of the board of directors and a member of the office of the chief executive of FlatWorld Acquisition Corp. since its inception. Mr. Lamphere is a partner at FlatWorld Capital LLC. Mr. Lamphere has served as a director of CSX Corporation (NYSE:CSX) since July 2008 has served as a Chairman of the Board of Las Vegas Railway Express, Inc. since October 2011 and has served as an advising director of J.H. Whitney Pan Asia Fund LLC, a family of Asia-focused hedge funds, since March 2005.  Mr. Lamphere has previously served on the boards of several publicly traded companies including: Canadian National Railway Company (NYSE); Illinois Central Corporation (NYSE–acquired by Canadian National); Carlyle Industries, Inc.; Recognition International, Inc. (NYSE); Cleveland-Cliffs Inc. (NYSE); R.P. Scherer Corporation (NYSE–acquired by Cardinal Health, Inc.); Global Natural Resources Corporation (NYSE); Sylvan Inc. (NASDAQ); Lincoln Snacks Company (NASDAQ); Simmons Outdoor Corporation and Children’s Discovery Centers of America (NASDAQ). Mr. Lamphere also served as chairman and CEO of the Prospect Group (NASDAQ), the first ever publicly traded leveraged buyout fund.   Mr. Lamphere has also headed four other private equity funds and has extensive operational experience as a chairman and board member of a wide range of publicly traded and private companies. Mr. Lamphere has 30 years of experience as a principal investor and financier in private equity transactions. Mr. Lamphere was a managing director and member of the board of directors of The Fremont Group, a diversified investment company with over $9 billion of assets under management, from 1994 to 1998.   Mr. Lamphere also co-headed the raising and management of Fremont Partners’ $605 million private equity fund, his fourth fund, during his tenure at The Fremont Group from 1994-1998.  Mr. Lamphere left Morgan Stanley & Co in 1981 as a vice president in the mergers and acquisitions department.  Mr. Lamphere graduated from Princeton University with an A.B. in economics with Honors and from Harvard Business School as a Baker Scholar and a recipient of the Loeb Rhoades Fellow finance prize.

Raj K. Gupta has been chief executive officer, secretary and a member of the board of directors of FlatWorld Acquisition Corp. since its inception. Mr. Gupta is a partner at FlatWorld Capital LLC, where he has been a partner since the firm’s inception in January, 2006.  Mr. Gupta has extensive experience as an advisor, principal investor, and entrepreneur in private equity funded transactions.  From 2002 through December, 2005, Mr. Gupta was the president of Gupta Ventures, an India and China based venture investment and advisory firm focused on business services technology start ups.  From 1999 to 2002, Mr. Gupta was the founder and CEO of YadaYada Inc., an independent wireless internet service provider in the U.S.  Prior to forming YadaYada, Mr. Gupta was a member of the Merchant Banking and High Yield Group at CIBC World Markets and Acquisition Finance at Chase Securities, where he was involved in transactions totaling over $20 billion. In May 2001, Crain’s New York Business magazine named Mr. Gupta as “one of 100 most important persons likely to shape the direction and growth of New York’s economy–beyond technology–for years to come.” In September 2000, Mr. Gupta was named as a top 25 wireless industry innovator by Unstrung magazine. Mr. Gupta graduated from Trinity College as the President’s Scholar with a BA in computer engineering and economics.

Jeffrey A. Valenty has been chief financial officer, president, treasurer, and a member of the office of the chief executive and of the board of directors of FlatWorld Acquisition Corp. since its inception. Mr. Valenty has been a partner at FlatWorld Capital LLC since the firm’s inception in January 2006. Mr. Valenty has extensive experience as a principal investor, financier and advisor in private equity funded transactions. From 2001 through 2005, Mr. Valenty was the president of Fortuna Capital Corp., a financial investment and advisory firm wholly-owned by Mr. Valenty.  Until 2001, Mr. Valenty was a managing director at CIBC World Markets, providing private equity investments, high yield financings and merger and acquisition advisory services totaling over $5 billion. Mr. Valenty was responsible for investment commitments of $350 million in 12 companies, including structuring the initial $30 million equity investment in Global Crossing, which returned $1.9 billion. Prior to CIBC, Mr. Valenty was at The Argosy Group, a merchant banking firm founded by senior executives of Drexel Burnham Lambert, and Kidder, Peabody & Co. Mr. Valenty graduated from Harvard University with an AB degree magna cum laude in international and development economics and was a Presidential Scholar.

Shri Krishan Gupta has been assistant secretary and a member of the board of directors of FlatWorld Acquisition Corp. since June 29, 2011.  Mr. Gupta is a retired businessman. Prior to his retirement in 1995, Mr. Gupta built and ran one of the largest dairy milk collection and pasteurization plants in North India. Mr. Gupta is the father of our chief executive officer, Raj K. Gupta.

Non-Executive Employees

Currently we have no Non-Executive employees.

Officer and Director Qualifications

We have not established a nominating committee and have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or former CEO or CFO of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our shareholders.

Our officers and board of directors are composed of a diverse group of leaders.  In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, certain of our officers and directors have other experience that makes them valuable, such as prior experience leading a target in connection with a blank check company business transaction, managing and investing assets or facilitating the consummation of business transactions.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business transaction.

Gilbert H. Lamphere

 Mr. Lamphere is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience as a principal investor and financier in private equity transactions.  We believe Mr. Lamphere’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Lamphere’s strategic experience and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating a business transaction.

Raj K. Gupta

 Mr. Gupta is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience and private equity investing experience.  We believe Mr. Gupta’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates.  We believe Mr. Gupta’s strategic experience and background in negotiating, structuring and consummating the business transaction with Chardan 2008 China Acquisition Corp.’s merger with an affiliate of Mr. Gupta and certain other of our officers and directors, DAL Group, LLC, will further our purposes of consummating a business transaction.

Jeffrey A. Valenty

Mr. Valenty is well-qualified to serve as a member of the board due to his extensive contacts and sources, ranging from private and public contacts, private equity funds and investment bankers which, we believe, will allow us to generate acquisition opportunities. We believe Mr. Valenty’s extensive experience in evaluating businesses and in providing private equity investments, high yield financings and merger and acquisition advisory services will allow us to identify suitable acquisition candidates and further our purpose of consummating a business transaction. We believe Mr. Valenty’s strategic experience and background in negotiating, structuring and consummating the business transaction with Chardan 2008 China Acquisition Corp.’s merger with an affiliate of Mr. Valenty and other officers and directors, DAL Group, LLC, will further our purposes of consummating a business transaction.

Shri Krishan Gupta

Mr. Gupta is well-qualified to serve as a member of the board due to his extensive contacts and relationships.  Having built and run one of the largest dairy plants in North India, he has the hands on knowledge of operating in bureaucratic challenging emerging markets such as India.  Mr. Gupta also has intimate knowledge of negotiating and selling businesses in India.

Number and Terms of Office of Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. S.K. Gupta and Lamphere, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Gupta and Valenty, will expire at the second annual meeting of shareholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the alternative asset management and private equity businesses.

We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business transaction. Therefore, if our shareholders want us to hold a meeting prior to such consummation, they may requisition the directors to hold one upon the written request of members entitled to exercise at least 30 percent of the voting rights in respect of the matter for which the meeting is requested. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above 30 percent.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business transaction. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in the prospectus.

Code of Conduct

In December 2010, our board of directors adopted a code of ethics for senior executive and financial officers. A copy of the code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

No compensation of any kind will be paid to our officers and directors (directly or indirectly) prior to a business transaction; however, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective target businesses and performing due diligence on suitable business transactions. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  Since it is unlikely that any of our directors would be considered “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

After our business transaction, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the notice furnished to our shareholders. It is unlikely, however, that the amount of such compensation will be known at the time of a shareholder meeting held to consider a business transaction, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A. Major Shareholders

The following table sets forth information regarding the beneficial ownership based on 2,869,375 shares of our ordinary shares outstanding as of December 31, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owners(1)	Amount and nature of beneficial ownership	Percentage of outstanding ordinary shares (7)
FWAC Holdings Limited (2)	573,875	20.00%
FWAC Sponsor Limited (2)	513,222	17.89%
Nagina Engineering Investment Corp. (2), (3)	58,507	2.04%
Raj K. Gupta (2), (3)	2,925	0.10%
Shri Krishan Gupta (2), (3)	198,771	6.93%
Jeffrey A. Valenty (2)	134,464	4.69%
Gilbert H. Lamphere (2), (4)	227,062	7.91%
AQR Capital Management, LLC (5)	285,000	9.93%
Polar Securities Inc.(6)	205,000	7.14%
All directors and officers as a group (4 persons) (2), (4)	563,222	19.63%

(1) Unless otherwise indicated, the business address of each of the stockholders is c/o FWC Management Services, Ltd, Palm Grove House, Road Town, Tortola, VG1110, British Virgin Islands.

(2) The shareholders of FWAC Holdings Limited are FWAC Sponsor Limited, Ruiz Capital Advisors LLC, DSCWU Hong Kong Company Limited, Vivek Selot, Yuri Punj, Suneel G. Kaji, Craig Bergstrom and family affiliates (with 50% of such interest owned through Athena Trust, a family trust), Blackhawk Partners, Inc., Eli D. Scher and Shane M. Duggan. The shareholders of FWAC Sponsor Limited are Nagina Engineering Investment Corp. (owned by Mr. Gupta and Mr. S.K. Gupta, see footnote 3, below), Mr. S.K. Gupta, Jeffrey A. Valenty (including interests held through Fortuna Capital Partners LP, a limited partnership 100% owned and controlled by Mr. Valenty), and Gilbert H. Lamphere (who holds his interests through Gilbert H. Lamphere WFBNA Custodian Trad IRA).  As a result, each of FWAC Sponsor Limited, Nagina Engineering Investment Corp., Ruiz Capital Advisors LLC, DSCWU Hong Kong Company Limited and Blackhawk Partners, Inc., and Messrs. S.K. Gupta, Gupta, Valenty, Lamphere, Selot, Punj, Kaji, Bergstrom, Scher and Duggan may be deemed to be beneficial owners of shares owned by FWAC Holdings Limited.  The shares in the table above for holders of FWAC Holdings represent their indirect ownership in us.  Ruiz Capital Advisors LLC, an entity wholly-owned by Mr. Ruiz, a member of our advisory board, beneficially owns 18,663 ordinary shares (0.65%), DSCWU Hong Kong Company Limited, an entity wholly-owned by Mr. Wu, a member of our advisory board, beneficially owns 9,331 ordinary shares (0.33%), Mr. Selot, our employee, beneficially owns 9,331 ordinary shares (0.33%), Mr. Punj, a non-affiliated individual, beneficially owns 3,733 ordinary shares (0.13%), Mr. Kaji, a non-affiliated individual, beneficially owns 1,866 ordinary shares (0.07%), Mr. Bergstrom, a non-affiliated individual, collectively as an individual and through his controlling position as trustee of Athena Trust, beneficially owns 5,972 ordinary shares (0.21%), Blackhawk Partners, Inc., a private entity that manages assets for wealthy families managed by Ziad K. Abdelnour, beneficially owns 1,866 ordinary shares (0.07%), Mr. Scher, a non-affiliated individual, beneficially owns 9,331 ordinary shares (0.33%), and Mr. Duggan, an employee of one of our affiliates, beneficially owns 560 ordinary shares (0.02%). Each of Nagina Engineering Investment Corp., Ruiz Capital Advisors LLC, DSCWU Hong Kong Company Limited and Blackhawk Partners, Inc. and our officers, directors, employee, advisors and their respective affiliates and Messers. Punj, Kaji, Bergstrom, Scher and Duggan, disclaim beneficial ownership of any shares in which he or it does not have a pecuniary interest.

(3) Mr. S.K. Gupta holds a 95% ownership interest in Nagina (representing an indirect ownership of 55,582 ordinary shares (1.94%) in us) and Mr. Gupta holds a 5% ownership interest in Nagina (representing an indirect ownership of 2,925 ordinary shares (0.10%) in us).  Each of Mr. Gupta and Mr. S.K. Gupta have dispositive and voting control over their own securities and disclaim beneficial ownership of any shares in Nagina in which such individual does not have a pecuniary interest.  Additionally, through his individual interest in FWAC Sponsor Limited, Mr. S.K. Gupta beneficially owns 143,189 ordinary shares (4.99%) in us.

(4) Mr. Lamphere is the beneficial owner of 227,062 ordinary shares (or 7.91%) in us, which includes 177,062 ordinary shares (or 6.17%) in us through his interests in Gilbert H. Lamphere WFBNA Custodian Trad IRA, as well as 50,000 ordinary shares (or 1.74%) in us owned directly which were purchased under the Directed Unit Program of our initial public offering.  Mr. Lamphere has sole voting and dispositive power with respect to all 227,062 ordinary shares.  Mr. Lamphere disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(5) Based on information contained in Schedule 13G filed by AQR Capital Management, LLC on February 12, 2013, AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company which directly owns the 285,000 shares reported in that Schedule 13D.  AQR Capital Management, LLC has shared voting and dispositive power with respect to 285,000 ordinary shares.  The address of such reporting person is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6) Based on information contained in Schedule 13G filed by the following persons on February 8, 2011, Polar Securities Inc. (“Polar Securities”), a company incorporated under the laws on Ontario, Canada, serves as the investment manager to North Pole Capital Master Fund ("North Pole"), a Cayman Islands exempted company, and a number of discretionary accounts with respect to which it has voting and dispositive authority over the ordinary shares reported in that Schedule 13G. Polar Securities and North Pole have shared voting and dispositive power with respect to 205,000 ordinary shares.  The address of all such reporting persons are is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(7) The percentages have been rounded to the hundredth decimal place.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 9, 2010, the Company issued to its sponsor 1,078,125 ordinary shares for an aggregate amount of $25,000 in cash.  On October 8, 2010, the Company effected a share combination (reverse stock split) of its issued and outstanding ordinary shares, with each ordinary share being combined into 0.933333 ordinary shares.  On November 9, 2010, the Company effected another share combination (reverse stock split) of its issued and outstanding ordinary shares, with each ordinary share being combined into 0.5714286 ordinary shares. On December 9, 2010, the Company effected a 1.1 for 1 share split (forward) of its issued and outstanding ordinary shares. As a result, the Company’s sponsor (and sole shareholder) was left with 632,500 ordinary shares (58,625 of which were forfeited since the underwriters’ over-allotment option was not exercised in full).  All share information in the Company’s financial statements have been retroactively restated for the effect of this share combination. The sponsor has agreed that the ordinary shares purchased by it prior to consummation of the offering will not be sold or transferred until one year following consummation of a Business Transaction, subject to certain limited exceptions.

The Company had entered into an unsecured promissory note with the Company’s sponsor in an aggregate principal amount of $125,000. The note did not bear interest. The note was payable on the earlier of (i) July 9, 2011 or (ii) the date of the consummation of the offering. This promissory note was repaid on December 15, 2010.

During the period ended December 31, 2010, an affiliate of the Company paid certain vendor bills on behalf of the Company in the amount of $37,700.  The advance was non-interest bearing and payable upon the earlier of July 9, 2011 or upon consummation of the offering. This amount was repaid on August 23, 2010.

During the period ended December 31, 2010, the Company transferred money to an affiliate to settle certain vendor bills on behalf of the Company.  As of December 31, 2010, $61,458 had not been paid out to third party vendors and was recorded on the balance sheet as “due from Affiliate”.

The sponsor purchased, in a private placement, 2,000,000 warrants prior to the offering at a price of $0.75 per warrant (a purchase price of $1,500,000) from the Company. The sponsor agreed that the warrants purchased by it will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. Because the Company did not complete a Business Transaction, the proceeds were part of the liquidating distribution to the public shareholders and the warrants issued to the sponsor expired worthless on September 9, 2012.

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services. This agreement expired on September 9, 2012. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement dated December 9, 2010.

The sponsor is entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2010. The sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its ordinary shares. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

As of December 31, 2012, there was a balance of $42,558 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company and for $30,000 due to FWC Management Services Ltd under the Administrative Services Agreement.

Director Independence

The laws of the British Virgin Islands do not require independent directors and since we anticipate that our securities will be quoted on the Over-the-Counter Bulletin Board, we do not intend to establish a board of directors comprised of a majority of independent directors until after we consummate our initial business transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

From June 25, 2010 (inception) to March 18, 2013, the Company’s principal independent registered public accounting was Rothstein Kass, located at 4 Becker Farm Road, Roseland, NJ 07068.

Rothstein Kass has audited the balance sheets of the Company as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year-ended December 31, 2011 and for periods from June 25, 2010 (date of inception) to December 31, 2010 and June 25, 2010 (date of inception) to December 31, 2011.

The following table represents the aggregate fees for services rendered by Rothstein Kass for the period from June 25, 2010 to December 31, 2012.

December 31, 2012
Audit Fees	$69,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$69,500

December 31, 2011
Audit Fees	$42,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$42,500

December 31, 2010
Audit Fees	$32,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$32,000

Since March 18, 2013, the Company’s principal independent registered public accounting firm has been RBSM, located at 805 Third Avenue New York, NY 10022.

RBSM has audited the balance sheets of the Company as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity, and cash flows for the two years ended December 31, 2012.

The following table represents the aggregate fees for services rendered by RBSM since March 18, 2013 (the date on which RBSM was engaged by the Company) for the period presented below.

December 31, 2012
Audit Fees	$5,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$5,500

ITEM 15. EXHIBITS, FINANACIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

• Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets as of December 31, 2012 and 2011;

• Consolidated Statements of operations for the years ended December 31, 2012 and 2011;

• Consolidated Statements of changes in shareholders’ equity for the years ended December 31, 2012 and 2011;

• Consolidated Statements of cash flows for the years ended December 31, 2012 and 2011;

• Notes to Consolidated Financial Statements.

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3) Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 9, 2010, by and between FlatWorld Acquisition Corp. and Rodman & Renshaw, LLC, as representative of the underwriters (1)

2.1

Agreement and Plan of Reorganization, by and among FlatWorld Acquisition Corp., FTWA Orchid Merger Sub LLC, FWAC Holdings Limited, Orchid Island Capital, Inc., Bimini Capital Management, Inc. and Bimini Advisors, LLC dated July 26, 2012 (4)

3.1	Ninth Amended and Restated Memorandum and Articles of Association (5)
4.1	Warrant Agreement dated December 9, 2010 by and between Continental Stock Transfer & Trust Company and the Registrant (2)
4.2	Unit Purchase Option dated December 9, 2010 between the Company and Rodman & Renshaw LLC (2)
10.1	Investment Management Trust Account Agreement dated December 9, 2010, by and between Continental Stock Transfer & Trust Company and the Registrant (2)
10.2	Registration Rights Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.3	Letter Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.4	Amendment No. 4 to the Insider Warrants Subscription Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.5	Amendment No. 3 to the Securities Purchase Agreement dated December 9, 2010 by and between the registrant and FWAC Holdings Limited (2)
10.6	Administrative Services Agreement dated December 9, 2010 by and between the Company and FWC Management Services Ltd (2)
10.7	Right of First Refusal Agreement by and between the Company and FlatWorld Capital LLC (2)
10.8	FWAC Holdings Share Repurchase Agreement between FlatWorld Acquisition Corp. and FWAC Holdings Limited dated July 26, 2012 (4)
10.9	Letter Agreement dated July 24, 2012 by and between FlatWorld Acquisition Corp., Rodman & Renshaw, LLC, EarlyBirdCapital, Inc. and Ladenburg Thalmann & Co. (4)
11.1	Code of Business and Ethics (3)
16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated, March 27, 2013. (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Press Release dated December 21, 2012 (5)
99.2	Amendment to FWC Management Services Agreement dated December 21, 2012 (5)
101	Interactive Data File**

(1) Incorporated by reference to the registrant’s current report on Form 6-K/A filed on December 22, 2010.

(2) Incorporated by reference to the registrant’s current report on Form 6-K filed on December 15, 2010

(3) Incorporated by reference to the registrant’s registration statement on Form F-1 filed on October 12, 2010.

(4) Incorporated by reference to the registrant’s current report on Form 6-K filed on July 30, 2012.

(5) Incorporated by reference to the registrant’s current report on Form 6-K filed on December 21, 2012.

(6) Incorporated by reference to the registrant’s current report on Form 8-K filed on March 28, 2013.

(*) Filed herewith

(**) To be filed by amendment.

FlatWorld Acquisition Corp.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FlatWorld Acquisition Corp.

We have audited the accompanying consolidated balance sheets of FlatWorld Acquisition Corp. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the accompanying consolidated financial statements, the Company has suffered recurring losses since inception, has working capital deficit and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  RBSM LLP

New York, NY

April 15, 2013

FlatWorld Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash	$1,502	$165,870
Prepaid expense and other current assets	5,500	12,602
Due from affiliate	—	—
Total current assets	7,002	178,472

Restricted cash equivalents held in trust account	—	23,374,786

Total assets	$7,002	$23,553,258

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$94,869	$40,000
Due to affiliate	42,558	—
Deferred legal fee	—	50,000
Deferred underwriting fee	—	182,638
Total current liabilities	137,427	272,638

Temporary equity
Ordinary shares subject to possible redemption (0 and 1,775,987 shares issued and outstanding at December 31, 2012 and 2011, respectively, at a per-share redemption price of approximately n/a and $10.18, respectively)	—	18,084,646

Commitments and contingencies

Shareholders’ (deficit) equity
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375, and 2,869,375 shares issued and outstanding at December 31, 2012 and 2011, respectively (including 0 and 1,775,987 ordinary shares subject to possible redemption at December 31, 2012 and 2011, respectively)	311,372	3,918,873

Additional paid-in capital	—	1,500,000

Earnings (deficit)	(441,797)	(222,899)
Total shareholders’ (deficit) equity	(130,425)	5,195,974
Total liabilities and shareholders’ (deficit) equity	$7,002	$23,553,258

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenue	$—	$—

General and administrative expenses	276,339	245,766

Loss from operations	(276,339)	(245,766)

Other income (expenses)
Interest and dividend income	32,441	37,623
Gain on settlement of legal fees	25,000	—
Total other income	57,441	37,623

Net loss attributable to ordinary shareholders	$(218,898)	$(208,143)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,866,849
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.08)	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2012 and 2011

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Deficit	shareholder’s (deficit) equity

Balance, December 31, 2010	2,832,500	3,907,518	1,500,000	(14,756)	5,392,762

Sale of 95,500 units on January 25, 2011 (including 92,987 ordinary shares subject to possible redemption) pursuant to the exercise of the underwriters' over-allotment option, net of underwriters’ discount and offering expenses	95,500	929,401	—	—	929,401
Forfeiture of sponsor shares on January 25, 2011 in connection with the underwriters’ election to not exercise its over-allotment option in full	(58,625)	—	—	—	—

Net proceeds subject to possible redemption 92,987 ordinary shares, at redemption price	—	(918, 046)	—	—	(918,046)

Net loss attributable to ordinary shareholders	—	—	—	(208,143)	(208,143)
Balances, December 31, 2011	2,869,375	$3,918,873	$1,500,000	$(222,899)	$5,195,974

Return of capital to holders of the ordinary shares sold in the initial public offering in the amount of $10.18 per ordinary share	—	(3,790,140)	(1,500,000)	—	(5,290,140)

Cancellation of contingent deferred underwriting fee	—	182,639	—	—	182,639

Net loss attributable to ordinary shareholder	—	—	—	(218,898)	(218,898)

Balances, December 31, 2012	2,869,375	$311,372	$—	$(441,797)	$(130,425)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(218,897)	$(208,143)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Gain on settlement of legal fees	(25,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense and other current assets	7,103	(6)
Decrease (increase) in due from affiliate	—	61,457
Increase (decrease) in due to affiliate	42,558	—
Increase (decrease) in accounts payable and accrued expenses	29,869	12,500
Net cash used in operating activities	(164,368)	(134,192)
Cash Flows from Investing Activities
Restricted cash equivalents held in trust account	23,374,786	(934,785)
Net cash provided by (used in) investing activities	23,374,786	(934,785)
Cash Flows from Financing Activities
Proceeds from over-allotment	—	955,000
Payment of offering costs	—	(65,671)
Return of capital to shareholders	(23,374,786)	—
Net cash (used in) provided by financing activities	(23,374,786)	889,329
Net (decrease) increase in cash and cash equivalents	(164,368)	(179,648)
Cash and cash equivalents at beginning of the period	165,870	345,518
Cash and cash equivalents at end of the period	$1,502	$165,870
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:
Accrued offering costs	$—	$—
Deferred underwriting fee	$—	$1,385
Deferred legal fee	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FlatWorld Acquisition Corp. (the “Company” or “FlatWorld”) is a blank check company formed on June 25, 2010 as a British Virgin Islands business company with limited liability for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business transaction, one or more unidentified operating business or assets (“Business Transaction”). The Company’s efforts in identifying a prospective target business for its Business Transaction will not be limited to a particular industry, geographic region or minimum transaction value, but will focus its search on identifying a prospective target business in either (i) the global business services sector or (ii) emerging Asian markets. On June 29, 2011, the Company changed its fiscal year solely for financial accounting purposes such that the Company’s fiscal year will now end on December 31st of each calendar year. The Company had initially adopted a fiscal year end of June 30th solely for financial accounting purposes.

A registration statement for the Company’s initial public offering (its “IPO”) was declared effective on December 9, 2010. On December 15, 2010, the Company consummated the sale of 2,200,000 units consisting of one ordinary share and one warrant to purchase one ordinary share (a “Warrant” and, together with an “Ordinary Share,” a “Unit”) and, on January 25, 2011, consummated the sale of an additional 95,500 Units pursuant to the exercise of the underwriters’ over-allotment option.  Each Warrant entitled the holder to purchase from us one Ordinary Share at an exercise price of $11.00 per share. The net proceeds of the IPO, including proceeds from the over-allotment option and from the concurrent private placement of 2,000,000 warrants (the “Insider Warrants”) at a price of $0.75 per warrant to FWAC Holdings Limited, the Company’s sponsor (our “Sponsor”), and after deducting the underwriting discounts and commissions and the estimated IPO expenses, were approximately $23,374,786, which was placed in a trust account as more fully described below.  The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.  The Company’s management had has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds of the IPO intended to be generally applied toward consummating a Business Transaction. Upon the closing of the IPO, the private placement of warrants and partial exercise of over-allotment, $23,374,786 was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

On July 26, 2012, FlatWorld and its wholly owned subsidiary FTWA Orchid Merger Sub LLC. (a Maryland LLC formed on July 16, 2012 for the purposes of facilitating the merger described more fully below), FWAC Holdings Limited, Orchid Island Capital, Inc., Bimini Capital, Inc. and Bimini Advisors, LLC entered into the Agreement and Plan of Reorganization (the “Agreement and Plan of Reorganization”), pursuant to which FlatWorld would acquire Orchid Island Capital, Inc.

Pursuant to the terms of the Agreement and Plan of Reorganization, the Company filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission (the “SEC”) on July 30, 2012 (together with all amendments and supplements thereto, the “Schedule TO”).  The Schedule TO, as further amended by Amendment No. 7, relates to the offer by FlatWorld to purchase for cash up to 825,000 of its ordinary shares, no par value (“Ordinary Shares”), at a price of $10.18 per share, net to the seller in cash, without interest (the “Share Purchase Price”) for an aggregate purchase price of up to $8,398,500 upon the terms and subject to certain conditions set forth in the Amended and Restated Offer to Purchase dated August 20, 2012 (as amended and supplemented, the “Offer to Purchase”), previously filed as Exhibit (a)(1)(F) to the Schedule TO and the Amended and Restated Letter of Transmittal previously filed as Exhibit (a)(1)(G) to the Schedule TO (which, as amended or supplemented from time to time, together constitute the offer (the “Offer”)). The Tender Offer was terminated on September 6, 2012 because of insufficient time to satisfy the terms and conditions of the Offer to Purchase, including the number of ordinary shares that were validly tendered and not properly withdrawn as of the previously announced expiration date of September 6, 2012 (the “Expiration Date”) being in excess of the maximum number of shares that FlatWorld could accept for purchase in satisfaction of the conditions to the Agreement and Plan of Reorganization, pursuant to which the Company’s wholly owned subsidiary FTWA Orchid Merger Sub LLC would have effected the Merger with Orchid Island Capital, Inc., were not satisfied.

As of September 9, 2012, FlatWorld also terminated the Agreement and Plan of Reorganization and would not consummate the merger of Orchid Island Capital, Inc. with and into its subsidiary, FTWA Orchid Merger Sub LLC.

Beginning on September 10, 2012, FlatWorld commenced the process to distribute (the “Distribution”) the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares).  The balance of the Trust Account was approximately $23,374,786 (less taxes and interest earned on the proceeds of FlatWorld’s initial public offering), which resulted in a Distribution of approximately $10.18 per share to FlatWorld’s public shareholders.  No payments were made with respect to any of the Company’s outstanding Warrants or Insider Warrants, which expired worthless on September 9, 2012.  Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding.  The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.

Following the completion of the Distribution, the Company’s board of directors (the “Board of Directors”) determined it to be in the best interests of the Company’s shareholders to (i) continue its corporate existence, rather than dissolve the Company as contemplated by the IPO prospectus and (ii) retain the Company’s current management while the Company continues to seek acquisition targets or other uses for the Company. To accomplish these goals, on December 21, 2012, the Company held a special meeting of shareholders to approve an amendment to the Company’s Eighth Amended and Restated Memorandum and Articles of Association (its “Charter”) to modify its Charter to eliminate the blank check company provisions which restrict the Company’s ability to pursue the acquisition of one or more operating companies and related financings after the Distribution of the Trust Account to the holders of the Company’s Ordinary Shares sold in the IPO by deleting Article 24 of its Charter in its entirety.  Greater than the requisite seventy-five percent (75%) majority of those shareholders in attendance at the meeting and voting by person or by proxy voted in favor of the proposed amendment (the “Amendment Proposal”).  The Company filed its Ninth Amended and Restated Memorandum and Articles of Association with the Registrar of Corporate Affairs of the British Virgin Islands (the “Registrar”) to become effective as of December 21, 2012.

Going concern consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying financial statements, at December 31, 2012, the Company had $1,502 in cash, current liabilities of $137,427 and a working capital deficit (current liabilities minus current assets) of $130,425. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2012 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

The Board of Directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. The Company does not currently have any specific capital-raising plans. The Company may receive funds from some or all of our officers or directors, and it may seek to issue equity securities, including preferred securities for which it may determine the rights and designations, ordinary shares, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. The Company cannot assure you that they will be able to raise sufficient capital on favorable, or any, terms. The Company believes that the issuance of equity securities in such a financing will not be subject to shareholder approval if the Company’s Ordinary Shares are not then listed on a national exchange. Accordingly, you may not be entitled to vote on any future financing by the Company. Moreover, shareholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for annual financial statements and with Form 10-K and pursuant to the article 8 of the Regulation S-X of the Securities and Exchange Commission (“SEC”).

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At December 31, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Reliance on Key Personnel

The Company is heavily dependent on the continued active participation of the current directors and executive officers. The loss of any of the senior management could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note G – Capital Stock, unless explicitly stated otherwise.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the balance sheet.

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.  Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.  Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.

Investments

Prior to the Distribution, the Company carried its investments in money market funds at fair value. The Company’s investments were classified as level 1 under the fair value hierarchy. Security transactions are recorded on a trade date basis. Unrealized gains and losses are included in the consolidated statements of operations.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Government of British Virgin Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the Company or its security holders. The British Virgin Islands is not party to any double taxation treaties.

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2012 and 2011 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2012 and 2011. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012 and 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its financial position and results of operations.

NOTE C — INITIAL PUBLIC OFFERING

Between December 15, 2010 and January 25, 2011, the Company sold to the public 2,295,500 Units (including 95,500 Units sold pursuant to the over-allotment option) at $10.00 per Unit. Each Unit consisted of one Ordinary Share of the Company, no par value, and one Warrant to purchase one Ordinary Share. Each Warrant entitled the holder to purchase one Ordinary Share at a price of $11.00. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

On July 26, 2012, FlatWorld and its wholly owned subsidiary FTWA Orchid Merger Sub LLC, FWAC Holdings Limited, Orchid Island Capital, Inc., Bimini Capital, Capital, Inc. and Bimini Advisors, LLC entered into the Agreement and Plan of Reorganization, pursuant to which FlatWorld would acquire Orchid Island Capital Inc.

Pursuant to the terms of the Agreement and Plan of Reorganization, the Company filed the Schedule TO with the SEC on July 30, 2012. The Schedule TO, as further amended by Amendment No. 7, relates to the offer by FlatWorld to purchase for cash up to 825,000 of its Ordinary Shares, at the Share Purchase Price for an aggregate purchase price of up to $8,398,500 upon the terms and subject to certain conditions set forth in the Offer. The Tender Offer was terminated on September 6, 2012 because of insufficient time to satisfy the terms and conditions of the Offer to Purchase, including the number of ordinary shares that were validly tendered and not properly withdrawn as of the previously announced Expiration Date of September 6, 2012 being in excess of the maximum number of shares that FlatWorld could accept for purchase in satisfaction of the conditions to the Agreement and Plan of Reorganization,  pursuant to which the Company’s wholly owned subsidiary Merger Sub would have effected the Merger with Orchid Island Capital, Inc., were not satisfied.

As of September 9, 2012, FlatWorld terminated the Agreement and Plan of Reorganization and decided not to consummate the merger of Orchid Island Capital, Inc. with and into its subsidiary, FTWA Orchid Merger Sub LLC.

Beginning on September 10, 2012, FlatWorld commenced the process to distribute (the “Distribution”) the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares).  The balance of the Trust Account was approximately $23,374,786 (less taxes and interest earned on the proceeds of FlatWorld’s initial public offering), which resulted in a Distribution of approximately $10.18 per share to FlatWorld’s public shareholders.  No payments were made with respect to any of the Company’s outstanding Warrants or Insider Warrants, which expired worthless on September 9, 2012.  Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding. The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.

Following the completion of the Distribution, the Company’s Board of Directors determined it to be in the best interests of the Company’s shareholders to (i) continue its corporate existence, rather than dissolve the Company as contemplated by the IPO prospectus and (ii) retain the Company’s current management while the Company continues to seek acquisition targets or other uses for the Company. To accomplish these goals, on December 21, 2012, the Company held a special meeting of shareholders to approve an amendment to the Company’s Charter to modify its Charter to eliminate the blank check company provisions which restrict the Company’s ability to pursue the acquisition of one or more operating companies and related financings after the Distribution of the Trust Account to the holders of the Company’s Ordinary Shares sold in the IPO by deleting Article 24 of its Charter in its entirety.  Greater than the requisite seventy-five percent (75%) majority of those shareholders in attendance at the meeting and voting by person or by proxy voted in favor of the Amendment Proposal.  The Company filed its Ninth Amended and Restated Memorandum and Articles of Association with the Registrar to become effective as of December 21, 2012.

NOTE D — RELATED PARTY TRANSACTIONS

The Company entered into an unsecured promissory note with the Company’s sponsor in an aggregate principal amount of $125,000 on July 9, 2010. The note did not bear interest. The note was payable on the earlier of (i) July 9, 2011 or (ii) the date of the consummation of the IPO. This promissory note was repaid on December 15, 2010.

During the period, an affiliate of the Company paid certain vendor bills on behalf of the Company in the amount of $37,700.  The advance was non-interest bearing and payable upon the earlier of July 9, 2011 or upon consummation of the IPO. This amount was repaid on August 23, 2010.

The sponsor purchased on December 12, 2010, in a private placement, 2,000,000 warrants prior to the IPO at a price of $0.75 per warrant (a purchase price of $1,500,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.75 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable IPOs by blank check companies in 2009 and 2010. The Sponsor agreed that the warrants purchased by it would not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. Because the Company did not complete a Business Transaction, the proceeds were part of the liquidating distribution to the public shareholders and the warrants issued to the sponsor expired worthless. Prior to the Distribution, the Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815 derivatives and hedging.

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement. Through December 31, 2012, $180,000 has been incurred under this agreement, of which $150,000 has been paid and $30,000 remains outstanding under due to affiliate. As of December 31, 2012, there was a total balance of $42,558 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $30,000 of which (as described above) was due to FWC Management Services Ltd under the Administrative Services Agreement.

The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

NOTE E — COMMITMENTS

The Company granted the underwriters a 45-day option to purchase up to 330,000 additional Units to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions. On January 25, 2011, the Company consummated the closing of an additional 95,500 Units pursuant to the exercise of the underwriters' over-allotment option.

The IPO proceeds included a contingent fee equal to 3.75% of the sum of: (i) the gross proceeds of the IPO (less any amounts redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction) and (ii) the gross proceeds from any new equity raised, payable to Rodman & Renshaw and/or such other firms, if any, who may have been instrumental in advising us in connection with the consummation of the Company’s initial Business Transaction. If no amount was redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction, the deferred underwriting fee would have been $860,812 and $825,000 as of December 31, 2011 and December 31, 2010, respectively. Had the maximum number of shares subject to possible redemptions been redeemed, the deferred underwriting fee would have been $182,638 and $181,253, and is included in the balance sheet as of December 31, 2011 and December 31, 2010, respectively. The Company deferred a portion of its legal fees incurred in connection with the initial public offering. The total deferred fee of $50,000 is included in the balance sheets as of December 31, 2011 and 2010, and was payable upon the consummation of an initial Business Transaction. On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc.  As of December 31. 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately $616,913 to $25,000 which resulted in a gain of $25,000 due to the settlement of a liability.  In addition to the aforementioned legal fees of $25,000, the Company had approximately $69,869 of vendor invoices for professional services classified as accounts payable on its balance sheet as of December 31, 2012.

The Company also issued a unit purchase option, for $100, to Rodman & Renshaw, LLC (“Rodman”), the representative of the underwriters in the IPO, to purchase 88,000 Units (4% of the total number of units sold in the IPO) at an exercise price of $12.50 per Unit. The Units issuable upon exercise of this option are identical to the Units offered in the IPO. This option is exercisable commencing on the later of the consummation of a Business Transaction and one year from the date of the IPO and expiring five years from the date of the IPO. The Company estimated the fair value of this unit purchase option at approximately $2.59 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.78% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

Pursuant to an amendment to the Underwriting Agreement entered into as of July 24, 2012 between FlatWorld and its underwriters, such underwriters have agreed to waive all deferred underwriting fee due and payable in the event of the consummation of the Merger pursuant to the Underwriting Agreement entered into as of December 9, 2010.

The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012. On October 24, 2012, FlatWorld and Rodman & Renshaw (i) terminated the Underwriting Agreement with the exception of certain indemnification provisions and (ii) provided Rodman & Renshaw’s consent to terminate the various Insider Letters between the Insiders and the Company and the FWAC Letter Agreement.

Litigation

There is no litigation currently pending or, to our knowledge, contemplated against us, our sponsor or any of our officers or directors in their capacities as such. Although we are not aware of any pending or contemplated litigation, the Company may, from time to time, become subject to certain legal proceedings and claims, which may arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE F— WARRANTS AND OPTIONS

Warrants

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	4,200,000	$ 11.00
Issued	95,500	11.00
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2011	4,295,500	11.00
Issued	—	—
Exercised	—	—
Expired	(4,295,500)	(11.00)
Outstanding at December 31, 2012	—	$ —

Between December 15, 2010 and January 25, 2011, the Company sold to the public 2,295,500 Units (including 95,500 Units sold pursuant to the over-allotment option) at $10.00 per Unit. Each Unit consisted of one Ordinary Share of the Company, no par value, and one Warrant to purchase one Ordinary Share (refer Note C).

The sponsor purchased on December 12, 2010, in a private placement, 2,000,000 warrants prior to the IPO at a price of $0.75 per warrant (a purchase price of $1,500,000) from the Company (refer Note D).

As of December 31, 2012, the Company had no outstanding warrants as the Warrants, as well as the Insider Warrants expired worthless on September 9, 2012.

Options

 The Company issued a unit purchase option, for $100, to Rodman, the representative of the underwriters in the IPO, to purchase 88,000 Units (4% of the total number of units sold in the IPO) at an exercise price of $12.50 per Unit. The Units issuable upon exercise of this option are identical to the Units offered in the IPO. This option is exercisable commencing on the later of the consummation of a Business Transaction and one year from the date of the IPO and expiring five years from the date of the IPO. The Company estimated the fair value of this unit purchase option at approximately $2.59 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.78% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

As of December 31, 2011 and 2012 the option to purchase 88,000 Units remained outstanding.

NOTE G — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at December 31, 2012.

The Company is authorized to issue unlimited ordinary shares with no par value. As of December 31, 2012 and 2011, the Company had 2,869,375 ordinary shares issued and outstanding.

On July 9, 2010, the Company issued to its sponsor 1,078,125 ordinary shares for an aggregate amount of $25,000 in cash. On October 8, 2010, the Company effected a share combination (reverse stock split) of its issued and outstanding ordinary shares, with each ordinary share being combined into 0.933333 ordinary shares. On November 9, 2010, the Company effected another share combination (reverse stock split) of its issued and outstanding ordinary shares, with each ordinary share being combined into 0.5714286 ordinary shares. On December 9, 2010, the Company effected a 1.1 for 1 share split (forward) of its issued and outstanding ordinary shares. As a result, the Company’s sponsor (and sole shareholder) was left with 632,500 ordinary shares (up to 82,500 of which were subjected to forfeiture if the underwriters’ over-allotment option was not exercised in full). On January 25, 2011, the Company redeemed from its sponsor, at nominal cost, an aggregate of 58,625 ordinary shares. The Company redeemed these ordinary shares in order to maintain the sponsor’s 20% ownership interest in the Company after giving effect to partial exercise of the underwriters’ over-allotment option. All share information in the Company’s financial statements have been retroactively restated for the effect of the share splits. The sponsor has agreed that the ordinary shares purchased by it prior to consummation of the Offering will not be sold or transferred until one year following consummation of a Business Transaction, subject to certain limited exceptions.

Between December 15, 2010 and January 25, 2011, the Company sold to the public 2,295,500 Units (including 95,500 Units sold pursuant to the over-allotment option) at $10.00 per Unit. Each Unit consisted of one Ordinary Share of the Company, no par value, and one Warrant to purchase one Ordinary Share (refer Note C). Effective September 13, 2012 the Company effected a mandatory conversion of all of the Company’s then-outstanding Units into Ordinary Shares on a one-for-one basis, such that only the Company’s Ordinary Shares remained outstanding.

During the year ended December 31, 2012, the Company terminated the various Insider Letters between the Insiders and the Company and the FWAC Letter Agreement, which terminated the transfer restrictions on the sponsor’s ordinary shares described in the immediately preceding paragraph.

NOTE H — RESTRICTED CASH EQUIVALENTS HELD IN TRUST ACCOUNT

Subsequent to the IPO, an amount of $23,374,786 (including $860,813 of deferred underwriting fee), of the net estimated proceeds of the IPO was deposited in an interest-bearing trust account and invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Fair Value of Investments at December 31, 2011 was $23,374,786.  As of December 31, 2012, FlatWorld did not have any investments of any kind.

Due to its inability to complete a Business Transaction by September 9, 2012, beginning on September 10, 2012, FlatWorld commenced the process to Distribute the Trust Account, pro rata, less taxes and interest earned on the proceeds of its initial public offering placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares).  The balance of the Trust Account was approximately $23,374,786 (less taxes and interest earned on the proceeds of FlatWorld’s initial public offering), which resulted in a Distribution of approximately $10.18 per share to FlatWorld’s public shareholders.  The record date for the Distribution was September 21, 2012, and the Company made payment for the Distribution on September 26, 2012.  No payments were made with respect to any of the Company’s outstanding warrants, which expired on September 9, 2012.

NOTE I — FAIR VALUE MEASUREMENTS

       The Company adopted FASB ASC 820, “Fair Value Measurements” for its financial assets that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

       The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$—	$—	$—	$—

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$23,374,786	$23,374,786	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

April 16, 2013	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	April 16, 2013
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	April 16, 2013
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert H. Lamphere	Chairman of the Board and Office of the Chief Executive	April 16, 2013
Gilbert H. Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	April 16, 2013
Shri Krishan Gupta