Form 10-Q
period 2013-03-31
FlatWorld Acquisition Corp.
filed 2013-05-15
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑   No  ❑

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on March 31, 2013, as reported on the OTC Bulletin Board, was approximately $85,329.

As of May 15, 2013, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ❑  No ☑

FLATWORLD ACQUISITION CORP.

TABLE OF CONTENTS

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

• references to a “target business” are to one or more operating businesses or assets which, we may target for an initial business transaction; and

• all dollar amounts in are in U.S. dollars unless otherwise indicated

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Quarterly Report on Form 10-Q speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as of March 31, 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2013 and 2012	4
Unaudited Condensed Consolidated Statement of Stockholder’s Deficit for the Three Months Ended March 31, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash	$1,412	$1,502
Prepaid expense and other current assets	4,125	5,500
Total current assets	5,537	7,002

Total assets	$5,537	$7,002

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$95,088	$94,869
Due to affiliate	71,355	42,558
Total current liabilities	166,443	137,427

Commitments and contingencies

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375 shares issued and outstanding at March 31, 2013 and December 31, 2012	311,372	311,372

Additional paid-in capital	—	—

Accumulated deficit	(472,278)	(441,797)
Total shareholders’ deficit	(160,906)	(130,425)
Total liabilities and shareholders’ deficit	$5,537	$7,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenue	$—	$—

General and administrative expenses	30,481	63,305

Loss from operations	(30,481)	(63,305)

Other income (expenses)
Interest and dividend income	—	11,419
Total other income	—	11,419

Net loss attributable to ordinary shareholders	$(30,481)	$(51,886)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2013.

(Unaudited)

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated Deficit	shareholder’s deficit

Balances, December 31, 2012	2,869,375	$311,372	$—	$(441,797)	$(130,425)

Net loss attributable to ordinary shareholders	—	—	—	(30,481)	(30,481)

Balances, March 31, 2013	2,869,375	$311,372	$—	$(472,278)	$(160,906)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(30,481)	$(51,886)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	1,375	2,961
Increase in due to affiliate	28,797	59,765
Increase (decrease) in accounts payable and accrued expenses	219	(12,200)
Net cash used in operating activities	(90)	(1,361)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(90)	(1,361)
Cash and cash equivalents at beginning of the period	1,502	165,870
Cash and cash equivalents at end of the period	$1,412	$164,509
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2013 and 2012

(Unaudited)

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

Going concern consideration

The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying unaudited condensed consolidated financial statements, at March 31, 2013, the Company had $1,412 in cash, current liabilities of $166,443 and a working capital deficit (current liabilities minus current assets) of $160,906. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2012 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on April 16, 2013.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At March 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note G – Capital Stock of the unaudited condensed consolidated financial statements, unless explicitly stated otherwise.

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

Investments

Prior to the Distribution, the Company carried its investments in money market funds at fair value. The Company’s investments were classified as level 1 under the fair value hierarchy. Security transactions are recorded on a trade date basis. Unrealized gains and losses are included in the unaudited condensed consolidated statements of operations.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Government of British Virgin Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the Company or its security holders. The British Virgin Islands is not party to any double taxation treaties.

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of March 31, 2013 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2013. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its unaudited condensed consolidated financial position and results of operations.

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

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement. Through March 31, 2013, $202,500 has been incurred under this agreement, of which $150,000 has been paid and $52,500 remains outstanding under due to affiliate. As of March 31, 2013, there was a total balance of $71,355 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $52,500 of which (as described above) was due to FWC Management Services Ltd under the Administrative Services Agreement.

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

The IPO proceeds included a contingent fee equal to 3.75% of the sum of: (i) the gross proceeds of the IPO (less any amounts redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction) and (ii) the gross proceeds from any new equity raised, payable to Rodman & Renshaw and/or such other firms, if any, who may have been instrumental in advising us in connection with the consummation of the Company’s initial Business Transaction. If no amount was redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction, the deferred underwriting fee would have been $860,812 and $825,000 as of December 31, 2011 and December 31, 2010, respectively. Had the maximum number of shares subject to possible redemptions been redeemed, the deferred underwriting fee would have been $182,638 and $181,253, and was included in the balance sheet as of December 31, 2011 and December 31, 2010, respectively. The Company deferred a portion of its legal fees incurred in connection with the initial public offering. The total deferred fee of $50,000 was included in the balance sheets as of December 31, 2011 and 2010, and was payable upon the consummation of an initial Business Transaction. On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc.  As of December 31, 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately

$616,913 to $25,000 which resulted in a gain of $25,000 due to the settlement of a liability.  In addition to the aforementioned legal fees of $25,000, the Company had approximately $70,088 of vendor invoices for professional services classified as accounts payable on its unaudited condensed consolidated balance sheet as of March 31, 2013.

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

NOTE F— WARRANTS AND OPTIONS

Warrants

As of March 31, 2013, the Company had no outstanding warrants as the Warrants, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

As of March 31, 2013 the option to purchase 88,000 Units remained outstanding.

NOTE G — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at March 31, 2013.

The Company is authorized to issue unlimited ordinary shares with no par value. As of March 31, 2013, the Company had 2,869,375 ordinary shares issued and outstanding.

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

NOTE H — RESTRICTED CASH EQUIVALENTS HELD IN TRUST ACCOUNT

Subsequent to the IPO, an amount of $23,374,786 (including $860,813 of deferred underwriting fee), of the net estimated proceeds of the IPO was deposited in an interest-bearing trust account and invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Fair Value of Investments at March 31, 2012 was $23,374,786.  As of March 31, 2013, FlatWorld did not have any investments of any kind.

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

       The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2012 and 2013, and indicates the fair value hierarchy of the valuation techniques the

Company utilized to determine such fair value. In general, fair values determined by Level 1 utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$—	$—	$—	$—

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$23,374,786	$23,374,786	$—	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and footnotes thereto contained in this report.

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

As of March 31, 2013, we had $1,412 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the three months ended March 31, 2013, we had net loss of $30,481 consisting solely of expenses of $30,481.

For the prior three months ended March 31, 2012, we had a net loss of $51,886 consisting of expenses of $63,305 and interest income of $11,419.   The decrease in interest income earned during three months ended March 31, 2012 to three months ended March 31, 2013 was attributable to the fact that Company did not have any interest bearing investments during the three months ended March 31, 2103.

Liquidity and Capital Resources

As of March 31, 2013, we had $1,412 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

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

 For the three months ended March 31, 2013, we used cash of $90 in operating activities which was attributable to a decrease in prepaid expense and other asset of $1,375, an increase in money due to affiliate of $28,797 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $219, together with a net loss for the period of $30,481. The net decrease in cash for three months ending March 31, 2103 was $90. We started with a cash balance of $1,502 as of January 1, 2013. We ended the period at March 31, 2103 with a cash balance of $1,412.

We do not believe that the $1,412 in funds available to us as of March 31, 2103 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

The Company deferred a portion of its legal fees incurred in connection with the initial public offering. The total deferred fee of $50,000 was included in the balance sheets as of December 31, 2011 and 2010, and was payable upon the consummation of an initial Business Transaction. On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc. As of December 31, 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately $616,913 to $25,000, which resulted in a gain of $25,000 due to the settlement of a liability.

In addition to such legal fees of $25,000, the Company had approximately $70,088 of vendor invoices for professional services classified as accounts payable on its balance sheet as of March 31, 2103.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our unaudited condensed consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our unaudited condensed consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At March 31, 2103, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note G – Capital Stock of unaudited condensed consolidated financial statement, unless explicitly stated otherwise.

Restricted cash equivalents held in the Trust Account

The amounts previously held in the Trust Account represented substantially all the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of a business transaction. As of March 31, 2102, the funds held in the Trust Account were invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

Beginning on September 10, 2012, FlatWorld distributed the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares). The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  As of March 31, 2103, there were no funds in the Trust Account as such funds were returned to shareholders in the Distribution.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

The Company carries its investments in money market funds at fair value. The Company’s investments are classified as level 1 under the fair value hierarchy. Security transactions are recorded on a trade date basis. Unrealized gains and losses are included in the statements of operations.

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of March 31, 2103 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2103. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2103. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended March 31, 2103.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its unaudited condensed consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our annual report on Form 10-K for the year ended December 31, 2012. Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

Change in internal control over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company has made no changes to its internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no litigation currently pending or, to our knowledge, contemplated against us, our sponsor or any of our officers or directors in their capacities as such.

ITEM 1A. RISK FACTORS.

Factors that could cause the Company’s actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, except the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Change in Registrant’s Certifying Accountant

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

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit No.	Description

16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated, March 27, 2013. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
101	Interactive Data File**

(1) Incorporated by reference to the registrant’s current report on Form 8-K filed on March 28, 2013.

(*) Filed herewith.

(**)  To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

May 15, 2013	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

May 15, 2013	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer