Form 10-K/A
period 2012-12-31
FlatWorld Acquisition Corp.
filed 2013-05-31
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 31, 2013, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ❑      No ☑

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to FlatWorld Acquisition Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013, is to furnish the Interactive Data File as Exhibit 101 to the Annual Report on Form 10-K  in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements from the Annual Report on Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Annual Report on Form 10-K. This Amendment No. 1 to the Annual Report on Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Annual Report on Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS, FINANACIAL STATEMENT SCHEDULES

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

3.1	Ninth Amended and Restated Memorandum and Articles of Association (5)
4.1	Warrant Agreement dated December 9, 2010 by and between Continental Stock Transfer & Trust Company and the Registrant (2)
4.2	Unit Purchase Option dated December 9, 2010 between the Company and Rodman & Renshaw LLC (2)
10.1	Investment Management Trust Account Agreement dated December 9, 2010, by and between Continental Stock Transfer & Trust Company and the Registrant (2)
10.2	Registration Rights Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.3	Letter Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.4	Amendment No. 4 to the Insider Warrants Subscription Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.5	Amendment No. 3 to the Securities Purchase Agreement dated December 9, 2010 by and between the registrant and FWAC Holdings Limited (2)
10.6	Administrative Services Agreement dated December 9, 2010 by and between the Company and FWC Management Services Ltd (2)
10.7	Right of First Refusal Agreement by and between the Company and FlatWorld Capital LLC (2)
10.8	FWAC Holdings Share Repurchase Agreement between FlatWorld Acquisition Corp. and FWAC Holdings Limited dated July 26, 2012 (4)
10.9	Letter Agreement dated July 24, 2012 by and between FlatWorld Acquisition Corp., Rodman & Renshaw, LLC, EarlyBirdCapital, Inc. and Ladenburg Thalmann & Co. (4)
11.1	Code of Business and Ethics (3)
16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated, March 27, 2013. (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Press Release dated December 21, 2012 (5)
99.2	Amendment to FWC Management Services Agreement dated December 21, 2012 (5)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(*)  Filed herewith

(**) XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

May 31, 2013	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	May 31, 2013
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	May 31, 2013
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	May 31, 2013
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	May 31, 2013
Shri Krishan Gupta