Form 10-Q/A
period 2013-03-31
FlatWorld Acquisition Corp.
filed 2013-05-31
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

The sole purpose of this Amendment No. 1 to FlatWorld Acquisition Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013, is to furnish the Interactive Data File as Exhibit 101 to the Quarterly Report on Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements from the Quarterly Report on Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Quarterly Report on Form 10-Q. This Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Quarterly Report on Form 10-Q.

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

FLATWORLD ACQUISITION CORP.

May 31, 2013	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

May 31, 2013	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer