Form 10-Q
period 2013-09-30
FlatWorld Acquisition Corp.
filed 2013-11-14
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on September 30, 2013, as reported on the OTC Bulletin Board, was approximately $47,156.

As of November 14 , 2013, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as of September 30, 2013

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3
Unaudited Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	4
Unaudited Condensed Consolidated Statement of Stockholder’s Deficit for the Nine Months Ended September 30, 2013	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash	$1,087	$1,502
Prepaid expense and other current assets	1,375	5,500
Total current assets	2,462	7,002

Total assets	$2,462	$7,002

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$91,344	$94,869
Due to affiliate	132,418	42,558
Total current liabilities	223,762	137,427

Commitments and contingencies

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375 shares issued and outstanding at September 30, 2013 and December 31, 2012	311,372	311,372

Additional paid-in capital	—	—

Accumulated deficit	(532,672)	(441,797)
Total shareholders’ deficit	(221,300)	(130,425)
Total liabilities and shareholders’ deficit	$2,462	$7,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenue	$—	$—	$—	$—

General and administrative expenses	30,934	133,952	90,875	244,655

Loss from operations	(30,934)	(133,952)	(90,875)	(244,655)

Other income (expenses)
Interest and dividend income	—	8,427	—	32,441
Gain on settlement of legal fees	—	25,000	—	25,000
Total other income	—	33,427	—	57,441

Net loss attributable to ordinary shareholders	$(30,934)	$(100,525)	$(90,875)	$(187,215)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the nine months ended September 30, 2013.

(Unaudited)

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated Deficit	shareholder’s deficit

Balances, December 31, 2012	2,869,375	$311,372	$—	$(441,797)	$(130,425)

Net loss attributable to ordinary shareholders	—	—	—	(90,875)	(90,875)

Balances, September 30, 2013	2,869,375	$311,372	$—	$(532,672)	$(221,300)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(90,875)	$(187,215)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Gain in Settlement of Legal Fees	—	(25,000)
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	4,125	9,478
Increase in due to affiliate	89,860	15,331
(Decrease) Increase in accounts payable and accrued expenses	(3,525)	23,129
Net cash used in operating activities	(415)	(164,277)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(415)	(164,277)
Cash and cash equivalents at beginning of the period	1,502	165,870
Cash and cash equivalents at end of the period	$1,087	$1,592
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2013 and 2012

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

Going concern consideration

The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying unaudited condensed consolidated financial statements, at September 30, 2013, the Company had $1,087 in cash, current liabilities of $223,762 and a working capital deficit (current liabilities minus current assets) of $221,300. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine months period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2012 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on April 16, 2013.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At September 30, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of September 30, 2013 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2013. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

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

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the FWC Management Services Agreement. Through September 30, 2013, $247,500 has been incurred under this agreement, of which $150,000 has been paid and $97,500 remains outstanding under due to affiliate. As of September 30, 2013, there was a total balance of $132,418 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $97,500 of which (as described above) was due to FWC Management Services Ltd under the Administrative Services Agreement.

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

The IPO proceeds included a contingent fee equal to 3.75% of the sum of: (i) the gross proceeds of the IPO (less any amounts redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction) and (ii) the gross proceeds from any new equity raised, payable to Rodman & Renshaw and/or such other firms, if any, who may have been instrumental in advising us in connection with the consummation of the Company’s initial Business Transaction. If no amount was redeemed by investors pursuant to any redemption, cash conversion right or privately negotiated transaction, the deferred underwriting fee would have been $860,812 and $825,000 as of December 31, 2011 and December 31, 2010, respectively. Had the maximum number of shares subject to possible redemptions been redeemed, the deferred underwriting fee would have been $182,638 and $181,253, and was included in the balance sheet as of December 31, 2011 and December 31, 2010, respectively. The Company deferred a portion of its legal fees incurred in connection with the initial public offering. The total deferred fee of $50,000 was included in the balance sheets as of December 31, 2011 and 2010, and was payable upon the consummation of an initial Business Transaction. On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc.  As of December 31, 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately

$616,913 to $25,000 which resulted in a gain of $25,000 due to the settlement of a liability.  In addition to the aforementioned legal fees of $25,000, the Company had approximately $66,344 of vendor invoices for professional services classified as accounts payable on its unaudited condensed consolidated balance sheet as of September 30, 2013.

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

NOTE F— WARRANTS AND OPTIONS

Warrants

As of September 30, 2013, the Company had no outstanding warrants as the Warrants, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

As of September 30, 2013 the option to purchase 88,000 Units remained outstanding.

NOTE G — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at September 30, 2013.

The Company is authorized to issue unlimited ordinary shares with no par value. As of September 30, 2013, the Company had 2,869,375 ordinary shares issued and outstanding.

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

NOTE H — RESTRICTED CASH EQUIVALENTS HELD IN TRUST ACCOUNT

Subsequent to the IPO, an amount of $23,374,786 (including $860,813 of deferred underwriting fee), of the net estimated proceeds of the IPO was deposited in an interest-bearing trust account and invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  As of September 30, 2013 and 2012, FlatWorld did not have any investments of any kind.

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

       The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques the

Company utilized to determine such fair value. In general, fair values determined by Level 1 utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$—	$—	$—	$—

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash held in trust account	$—	$—	$—	$—

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

As of September 30, 2013, we had $1,087 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

For the three months ended September 30, 2013, we had net loss of $30,934 consisting solely of general and administrative expenses of $30,934.

For the prior three months ended September 30, 2012, we had a net loss of $100,525 consisting of general and administrative expenses of $133,952, interest income of $8,427 and a gain on the write-down of accounts payable of $25,000.  The decrease in general and administrative expense during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was attributable to a general decrease in the overall business activities of the Company.  The decrease in interest income earned during three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was attributable to the fact that Company did not have any interest bearing investments during the three months ended September 30, 2013.

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

For the nine months ended September 30, 2013, we had net loss of $90,875 consisting solely of general and administrative expenses of $90,875.

For the prior nine months ended September 30, 2012, we had a net loss of $187,215 consisting of general and administrative expenses of $244,655, interest income of $32,441 and a gain on the write-down of accounts payable of $25,000.  The decrease in general and administrative expense during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was attributable to a general decrease in the overall business activities of the Company.  The decrease in interest income earned during nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was attributable to the fact that Company did not have any interest bearing investments during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,087 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

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

 For the nine months ended September 30, 2013, we used cash of $415 in operating activities which was attributable to a decrease in prepaid expense and other asset of $4,125, an increase in money due to affiliate of $89,860 advanced to the Company to settle certain vendor bills on behalf of the Company, a decrease in payables of $3,525, together with a net loss for the period of $90,875. The net decrease in cash for nine months ending September 30, 2013 was $415. We started with a cash balance of $1,502 as of January 1, 2013. We ended the period at September 30, 2013 with a cash balance of $1,087.

We do not believe that the $1,087 in funds available to us as of September 30, 2013 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

In addition to such legal fees of $25,000, the Company had $66,344 of vendor invoices for professional services classified as accounts payable on its balance sheet as of September 30, 2013.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At September 30, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

Restricted cash equivalents held in the Trust Account

The amounts previously held in the Trust Account represented substantially all the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of a business transaction. Prior to the Distribution, the funds held in the Trust Account were invested in a combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

Beginning on September 10, 2012, FlatWorld distributed the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares). The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  As of September 30, 2013 and 2012, there were no funds in the Trust Account as such funds were returned to shareholders in the Distribution.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of September 30, 2013 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2013. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

FLATWORLD ACQUISITION CORP.

November 14 , 2013	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

November 14 , 2013	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer