Form 10-Q/A
period 2013-09-30
FlatWorld Acquisition Corp.
filed 2013-11-14
CIK 1499573

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

As of November 14, 2013, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The sole purpose of this Amendment No. 1 to FlatWorld Acquisition Corp.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013, is to furnish the Interactive Data File as Exhibit 101 to the Quarterly Report on Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements from the Quarterly Report on Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

FLATWORLD ACQUISITION CORP.

November 14, 2013	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

November 14, 2013	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer