Form 10-K
period 2013-12-31
FlatWorld Acquisition Corp.
filed 2014-03-21
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2013

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

As of March 21, 2014 , there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The Company is currently evaluating Business Transaction candidates. All activity through December 31, 2013 relates to the Company’s formation and initial public offering described below and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

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

On June 29, 2011, the Company changed its fiscal year solely for financial accounting purposes such that the Company’s fiscal year will now end on December 31st of each calendar year.  The Company had initially adopted a fiscal year end of June 30th solely for financial accounting purposes.  As a result of such change, the current financial accounting fiscal year will end on December 31st, 2014.  For financial accounting purposes, the period from June 25th, 2010 (inception) until December 31st, 2010 is treated as a transitional period. Notwithstanding the foregoing, the Company has elected a tax year end of June 30th and it will maintain adequate books and records to support a June 30th tax year end as required under the U.S. federal income tax principles.

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

On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement dated December 9, 2010. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.

Business overview

FlatWorld Acquisition Corp., is a blank check or shell company formed as a British Virgin Islands business company with limited liability for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation or contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business transaction with one or more operating businesses or assets that we have not yet identified.  While our efforts in identifying a prospective target business for our initial business transaction are not limited to a particular industry, geographic region or minimum transaction value, we have and will focus our search on identifying a prospective target business in (i) the global business services sector where our officers, directors and advisors have many years of experience and, in particular, where opportunities exist to take advantage of scalable, low-cost delivery destinations to improve margins and accelerate growth through expanded access to new high-growth emerging markets for the company’s services, and (ii) attractive, high growth markets where the target business has significant growth potential and/or we can provide international expansion and domain expertise to enhance revenue opportunities. Evaluation of these factors involve subjective judgment by our officers, which gives us a great deal of discretion in determining whether a prospective target business is appropriate to pursue.  We presently have no business operations and no financial history.

Strategy

While our efforts in identifying a prospective target business are not be limited to a particular industry, geographic region or minimum transaction value, we have focused and will continue to focus our search on identifying a prospective target business in: (i) the global business services sector where our officers, directors and advisors have many years of experience and, in particular, where opportunities exist to take advantage of scalable, low-cost delivery destinations to improve margins and accelerate growth through expanded access to new high-growth emerging markets for the company’s services, and (ii) attractive, high growth markets where the target business has significant growth potential and/or we can provide international expansion and domain expertise to enhance revenue opportunities. We intend to identify targets where we can: (i) provide the expertise to manage global sourcing strategies; (ii) provide international expansion and domain expertise; and (iii) create global companies with seamless control of resources, quality and security of service and product offerings.

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

• Potential to benefit from globalization trends.  We will seek a business transaction with one or more businesses or assets (i) for which labor represents a significant portion of operating expense and which can take advantage of global sourcing of labor from low-cost delivery centers to deliver high-quality services at lower cost, and/or (ii) that offer the opportunity to accelerate revenue growth by accessing new global markets.

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

Our efforts in identifying a prospective target business will not be limited to any particular industry or geographic area, although we initially intend to focus our efforts on acquiring a target business having its primary operations in the United States.  Our management will not rule out pursuing attractive business opportunities in any geographic location or industry, even if such location or industry is outside our areas of expertise, if our management determines that such business transaction is in the best interests of our company and shareholders.

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

As of December 31, 2013, we had cash of only $997 and therefore have little capacity to offer cash consideration as part of a business transaction.   If a business transaction requires cash, we will be required to seek financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after a business transaction.

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

Our ninth amended and restated memorandum and articles of association authorizes the issuance of  (i) an unlimited number of ordinary shares of no par value ("Ordinary Shares”), (ii) 1,000,000 Class A preferred shares of no par value each ("Class A Preferred Shares"), (iii) 1,000,000 Class B preferred shares of no par value each ("Class B Preferred Shares"), (iv)  1,000,000 Class C preferred shares of no par value each ("Class C Preferred Shares"), (v) 1,000,000 Class D preferred shares of no par value each ("Class D Preferred Shares") and (vi) 1,000,000 Class E preferred shares of no par value each ("Class E Preferred Shares"), Class A – E Preferred shares together being “Preferred Shares”.  As of December 31, 2013, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.  The issuance of additional ordinary shares or Class A preferred shares or any number of shares of our preferred shares:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company had about $997 in cash, and current liabilities exceeded current assets by about $239,689. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.

ITEM 2. PROPERTIES

We currently maintain our executive office at an approximately 3,500 square feet facility located at Palm Grove House, Road Town, Tortola, VG1110, British Virgin Islands.  FlatWorld Capital LLC, an entity controlled by Messrs. Valenty, Gupta and Lamphere, charges us $7,500 per-month for use of this office space and, if necessary, access to facilities located in other jurisdictions, as well as for certain general and administrative services, including but not limited to receptionist, secretarial and general office services. This agreement commenced on December 9, 2010 but expired on September 9, 2012. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement dated December 9, 2010.  On December 31, 2013, we entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously provided by FWC Management Services Ltd, and on the same terms under which such services were performed.  Our current office space, as well as the services provided by FlatWorld Capital LLC, are not currently used by or provided to any similar blank check/shell companies. We consider our current office space adequate for our current operations.

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

The following table sets forth the highest and lowest quotations, which represent the average of closing bid and asked prices, for the ordinary shares, warrants and units as derived from the OTC Bulletin Board:

• on an annual basis for our two most recent fiscal years,

• on a quarterly basis for our two most recent fiscal years

	Units		Ordinary Shares		Warrants
Reference period	High	Low	High	Low	High	Low
Two most recent fiscal years
2013	NA	NA	$0.07	$0.02	NA	NA
2012	$10.25	$10.05	$10.18	$0.07	$0.35	$0.02

Quarterly breakdown of two most recent fiscal years
For the quarter ended :
December 31, 2013	NA	NA	0.03	0.02	NA	NA
September 30, 2013	NA	NA	0.03	0.02	NA	NA
June 30, 2013	NA	NA	0.04	0.03	NA	NA
March 31, 2013	NA	NA	0.07	0.02	NA	NA
December 31, 2012	NA	NA	0.07	0.07	NA	NA
September 30, 2012	10.25	10.05	10.18	0.07	0.31	0.02
June 30, 2012	10.25	10.05	10.06	9.95	0.35	0.19
March 31, 2012	10.05	10.05	10.06	9.81	0.30	0.27

Holders

On March 21, 2014, there were two certificated holders of record of our ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends and Paying Agents

The Company has no current plans to pay dividends.  The Company does not currently have a paying agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities and Purchases by Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2013 and 2012. The financial statements were prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP. The statements of operations for the years ended December 31, 2013 and 2012; and the balance sheet as of December 31, 2013 and 2012 are included in this Annual Report on Form 10-K.

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

Summary of statement of operation data:

(US$)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$—	$—	$—
Loss from operations	$(124,036)	$(276,339)	$(245,765)
Net loss attributable to ordinary shareholders	$(109,264)	$(218,898)	$(208,143)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.08)	$(0.07)

 Summary of statement of cash flow data:

(US$)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash Flows from Operating Activities
Net cash used in operating activities	$(505)	$(164,368)	$(134,191)
Cash Flows from Investing Activities
Net cash provided by (used in) held in Trust Account	$—	$23,374,786	$(934,786)
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities	$—	$(23,374,786)	$889,329

Summary of balance sheet data:

(US$)

	December 31, 2013	December 31, 2012	December 31, 2011
Cash and cash equivalents	$997	$1,502	$165,870
Working capital (1)	$(239,689)	$(130,425)	$(94,166)
Total assets	$1,479	$7,002	$23,553,258
Total shareholders’ (deficit) equity	$(239,689)	$(130,425)	$5,195,974

(1)	Working capital is calculated as current assets minus current liabilities.

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

As of December 31, 2013, we had $997 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception to the closing of our initial public offering was limited to preparations for that event. Since the consummation of our initial public offering, our activity has been limited to evaluating business transaction candidates. We have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We may generate non-operating income in the form of interest income on cash and cash equivalents. We expect to continue to incur significant expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the twelve months ended December 31, 2013, we had net (loss) of $109,264 consisting of expenses of $124,036 and a gain on the write-down of accounts payable of $14,772. The reduction in expenses from 2012 to 2013 was due to a decline in the level of general business activity of the Company.

For the twelve months ended December 31, 2012, we had net (loss) of $218,898 consisting of expenses of $276,339, interest income of $32,441 and a gain on the write-down of accounts payable of $25,000.

Liquidity and Capital Resources

As of December 31, 2013, we had $997 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

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

As of December 31, 2013, we had $997 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

 For the twelve months ended December 31, 2013, we used cash of $505 in operating activities which was attributable to a gain on the settlement of a liability equal to $14,772, decrease in prepaid expense and other asset of $5,018, an increase in money due to affiliate of $116,639 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $1,875, together with a net loss for the period of $109,264. The net decrease in cash for twelve months period ending December 31, 2013 was $505. We started with a cash balance of $1,502 as of January 1, 2013. We ended the period at December 31, 2013 with a cash balance of $997.

We do not believe that the $997 in funds available to us as of December 31, 2013 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than a monthly fee of $7,500 for office space and general and administrative services payable to FlatWorld Capital LLC, an entity controlled by three officers of the Company. We began incurring this fee on December 9, 2010, and will continue to incur this fee monthly until the date on which the Company ceases its corporate existence in accordance with its Ninth Amended and Restated Memorandum and Articles of Association.  The agreement was originally entered into with FWC Management Services Ltd, an entity controlled by two officers of the Company, however on December 31, 2013, we entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously provided by FWC Management Services Ltd, and on the same terms under which such services were performed under the original agreement.

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

During the year ended December 31, 2013, the Company also settled certain vendor bills, with amounts outstanding previously totaling $15,435 for $663, which resulted in a gain of $14,772 due to settlement of a liability.

In addition to the aforementioned legal fees, the Company had approximately $56,972 of vendor invoices for professional services classified as accounts payable on its balance sheet as of December 31, 2013.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At December 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

Beginning on September 10, 2012, FlatWorld distributed the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares). The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  As of December 31, 2012 and 2013, there were no funds in the Trust Account as such funds were returned to shareholders in the Distribution.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2013 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2013. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended December 31, 2013.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

ITEM 9B. ADDITIONAL INFORMATION

Share Capital

The Company is authorized to issue (i) an unlimited number of Ordinary Shares, (ii) 1,000,000 Class A Preferred Shares, (iii) 1,000,000 Class B Preferred Shares, (iv)  1,000,000 Class C Preferred Shares, (v) 1,000,000 Class D Preferred Shares and (vi) 1,000,000 Class E Preferred Shares.  As of December 31, 2013, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gilbert H. Lamphere	61	Chairman of the Board and Office of the Chief Executive
Raj K. Gupta	42	Chief Executive Officer, Secretary and Director
Jeffrey A. Valenty	43	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director
Shri Krishan Gupta	76	Assistant Secretary and Director

Gilbert H. Lamphere has been chairman of the board of directors and a member of the office of the chief executive of FlatWorld Acquisition Corp. since its inception. Mr. Lamphere is a partner at FlatWorld Capital LLC. Mr. Lamphere has served as a director of CSX Corporation (NYSE:CSX) since July 2008 has served as a member of the Board of Las Vegas Railway Express, Inc. since October 2011 and has served as an advising director of J.H. Whitney Pan Asia Fund LLC, a family of Asia-focused hedge funds, since March 2005.  Mr. Lamphere has previously served on the boards of several publicly traded companies including: Canadian National Railway Company (NYSE); Illinois Central Corporation (NYSE–acquired by Canadian National); Carlyle Industries, Inc.; Recognition International, Inc. (NYSE); Cleveland-Cliffs Inc. (NYSE); R.P. Scherer Corporation (NYSE–acquired by Cardinal Health, Inc.); Global Natural Resources Corporation (NYSE); Sylvan Inc. (NASDAQ); Lincoln Snacks Company (NASDAQ); Simmons Outdoor Corporation and Children’s Discovery Centers of America (NASDAQ). Mr. Lamphere also served as chairman and CEO of the Prospect Group (NASDAQ), the first ever publicly traded leveraged buyout fund.   Mr. Lamphere has also headed four other private equity funds and has extensive operational experience as a chairman and board member of a wide range of publicly traded and private companies. Mr. Lamphere has 30 years of experience as a principal investor and financier in private equity transactions. Mr. Lamphere was a managing director and member of the board of directors of The Fremont Group, a diversified investment company with over $9 billion of assets under management, from 1994 to 1998.   Mr. Lamphere also co-headed the raising and management of Fremont Partners’ $605 million private equity fund, his fourth fund, during his tenure at The Fremont Group from 1994-1998.  Mr. Lamphere left Morgan Stanley & Co in 1981 as a vice president in the mergers and acquisitions department.  Mr. Lamphere graduated from Princeton University with an A.B. in economics with Honors and from Harvard Business School as a Baker Scholar and a recipient of the Loeb Rhoades Fellow finance prize.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A. Major Shareholders

The following table sets forth information regarding the beneficial ownership based on 2,869,375 shares of our ordinary shares outstanding as of December 31, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owners(1)	Amount and nature of beneficial ownership	Percentage of outstanding ordinary shares (7)
FWAC Holdings Limited (2)	573,875	20.00%
FWAC Sponsor Limited (2)	513,222	17.89%
Nagina Engineering Investment Corp. (2), (3)	58,507	2.04%
Raj K. Gupta (2), (3)	2,925	0.10%
Shri Krishan Gupta (2), (3)	198,771	6.93%
Jeffrey A. Valenty (2)	134,464	4.69%
Gilbert H. Lamphere (2), (4)	227,062	7.91%
AQR Capital Management, LLC (5)	269,325	9.39%
Polar Securities Inc.(6)	268,800	9.37%
All directors and officers as a group (4 persons) (2), (4)	563,222	19.63%

(1) Unless otherwise indicated, the business address of each of the stockholders is c/o FlatWorld Capital LLC, Palm Grove House, Road Town, Tortola, VG1110, British Virgin Islands.

(2) The sole shareholder of FWAC Holdings Limited owning in excess of 5% of our ordinary shares outstanding is FWAC Sponsor Limited. The shareholders of FWAC Sponsor Limited are Nagina Engineering Investment Corp. (owned by Mr. Gupta and Mr. S.K. Gupta, see footnote 3, below), Mr. S.K. Gupta, Jeffrey A. Valenty (including interests held through Fortuna Capital Partners LP, a limited partnership 100% owned and controlled by Mr. Valenty), and Gilbert H. Lamphere (who holds his interests through Gilbert H. Lamphere TD AMERITRADE Custodian Traditional IRA).  As a result, FWAC Sponsor Limited, Nagina Engineering Investment Corp., and Messrs. S.K. Gupta, Gupta, Valenty, Lamphere, may be deemed to be beneficial owners of shares owned by FWAC Holdings Limited.  The shares in the table above for holders of FWAC Holdings Limited represent their indirect ownership in us.  Each of Nagina Engineering Investment Corp., and our officers, directors, advisors and their respective affiliates disclaim beneficial ownership of any shares in which he or it does not have a pecuniary interest.

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

(4) Mr. Lamphere is the beneficial owner of 227,062 ordinary shares (or 7.91%) in us, which includes 177,062 ordinary shares (or 6.17%) in us through his interests in Gilbert H. Lamphere TD AMERITRADE Custodian Traditional IRA, as well as 50,000 ordinary shares (or 1.74%) in us owned directly which were purchased under the Directed Unit Program of our initial public offering.  Mr. Lamphere has sole voting and dispositive power with respect to all 227,062 ordinary shares.  Mr. Lamphere disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(5) Based on information contained in Schedule 13G filed by AQR Capital Management, LLC on February 7, 2014, AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company which directly owns the 269,325 shares reported in that Schedule 13D.  AQR Capital Management, LLC has shared voting and dispositive power with respect to 269,325 ordinary shares.  The address of such reporting person is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6) Based on information contained in Schedule 13G filed by the following persons on February 14, 2014, Polar Securities Inc. (“Polar Securities”), a company incorporated under the laws on Ontario, Canada, serves as the investment manager to North Pole Capital Master Fund ("North Pole"), a Cayman Islands exempted company, and a number of discretionary accounts with respect to which it has voting and dispositive authority over the ordinary shares reported in that Schedule 13G. Polar Securities and North Pole have shared voting and dispositive power with respect to 268,800 ordinary shares.  The address of all such reporting persons are is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

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

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services. This agreement expired on September 9,

2012. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement dated December 9, 2010. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by FWC Management Services Ltd on the same terms of the Administrative Services Agreement, and all previous fees outstanding and payable to FWC Management Services Ltd will be payable to FlatWorld Capital LLC.

The sponsor is entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2010. The sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its ordinary shares. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

As of December 31, 2013, there was a balance of $159,196 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company and for $120,000 due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

RBSM has audited the balance sheets of the Company as of December 31, 2013, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity, and cash flows for the two years ended December 31, 2013 and for the two years ended December 31, 2012.

The following table represents the aggregate fees for services rendered by RBSM since March 18, 2013 (the date on which RBSM was engaged by the Company) for the period presented below.

December 31, 2013
Audit Fees	$12,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$12,000
December 31, 2012
Audit Fees	$5,500
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total fees	$5,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

• Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets as of December 31, 2013 and 2012;

• Consolidated Statements of operations for the years ended December 31, 2013 and 2012;

• Consolidated Statements of changes in shareholders’ equity for the years ended December 31, 2013 and 2012;

• Consolidated Statements of cash flows for the years ended December 31, 2013 and 2012;

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

3.1	Ninth Amended and Restated Memorandum and Articles of Association (5)
4.1	Warrant Agreement dated December 9, 2010 by and between Continental Stock Transfer & Trust Company and the Registrant (2)
4.2	Unit Purchase Option dated December 9, 2010 between the Company and Rodman & Renshaw LLC (2)
10.1	Investment Management Trust Account Agreement dated December 9, 2010, by and between Continental Stock Transfer & Trust Company and the Registrant (2)
10.2	Registration Rights Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.3	Letter Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.4	Amendment No. 4 to the Insider Warrants Subscription Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.5	Amendment No. 3 to the Securities Purchase Agreement dated December 9, 2010 by and between the registrant and FWAC Holdings Limited (2)
10.6	Administrative Services Agreement dated December 9, 2010 by and between the Company and FWC Management Services Ltd (2)
10.7	Right of First Refusal Agreement by and between the Company and FlatWorld Capital LLC (2)
10.8	FWAC Holdings Share Repurchase Agreement between FlatWorld Acquisition Corp. and FWAC Holdings Limited dated July 26, 2012 (4)
10.9	Letter Agreement dated July 24, 2012 by and between FlatWorld Acquisition Corp., Rodman & Renshaw, LLC, EarlyBirdCapital, Inc. and Ladenburg Thalmann & Co. (4)
11.1	Code of Business and Ethics (3)
16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated, March 27, 2013. (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Press Release dated December 21, 2012 (5)
99.2	Amendment to Administrative Services Agreement dated December 21, 2012 (5)
99.3	Assignment Agreement to the Administrative Services Agreement dated December 31, 2013*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(*)  Filed herewith

(**)XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

FlatWorld Acquisition Corp.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FlatWorld Acquisition Corp.

We have audited the accompanying consolidated balance sheets of FlatWorld Acquisition Corp. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  RBSM LLP

New York, NY

March 21, 2014

FlatWorld Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets
Cash	$997	$1,502
Prepaid expense and other current assets	482	5,500
Total current assets	1,479	7,002

Total assets	$1,479	$7,002

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$81,972	$94,869
Due to affiliate	159,196	42,558
Total current liabilities	241,168	137,427

Commitments and contingencies

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375, and 2,869,375 shares issued and outstanding at December 31, 2013 and 2012, respectively	311,372	311,372

Additional paid-in capital	—	—

Deficit	(551,061)	(441,797)
Total shareholders’ deficit	(239,689)	(130,425)
Total liabilities and shareholders’ deficit	$1,479	$7,002

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012

General and administrative expenses	$124,036	$276,339

Loss from operations	(124,036)	(276,339)

Other income (expenses)
Interest and dividend income	—	32,441
Gain on settlement of accounts payable	14,772	—
Gain on settlement of legal fees	—	25,000
Total other income	14,772	57,441

Net loss attributable to ordinary shareholders	$(109,264)	$(218,898)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2013 and 2012

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Deficit	shareholder’s (deficit) equity

Balances, December 31, 2011	2,869,375	$3,918,873	$1,500,000	$(222,899)	$5,195,974

Return of capital to holders of the ordinary shares sold in the initial public offering in the amount of $10.18 per ordinary share	—	(3,790,140)	(1,500,000)	—	(5,290,140)

Cancellation of contingent deferred underwriting fee	—	182,639	—	—	182,639

Net loss attributable to ordinary shareholders	—	—	—	(218,898)	(218,898)

Balances, December 31, 2012	2,869,375	$311,372	$—	$(441,797)	$(130,425)

Net loss attributable to ordinary shareholders	—	—	—	(109,264)	(109,264)

Balances, December 31, 2013	2,869,375	$ 311,372	$ —	$ (551,061)	$ (239,689)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(109,264)	$(218,898)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Gain on settlement of legal fees	—	(25,000)
Gain on settlement of accounts payable	(14,772)	—
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	5,018	7,103
Increase in due to affiliate	116,638	42,558
Increase in accounts payable and accrued expenses	1,875	29,869
Net cash used in operating activities	(505)	(164,368)
Cash Flows from Investing Activities
Restricted cash equivalents held in trust account	—	23,374,786
Net cash provided by investing activities	—	23,374,786
Cash Flows from Financing Activities
Return of capital to shareholders	—	(23,374,786)
Net cash used in financing activities	—	(23,374,786)
Net decrease in cash and cash equivalents	(505)	(164,368)
Cash and cash equivalents at beginning of the period	1,502	165,870
Cash and cash equivalents at end of the period	$997	$1,502
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

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

On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services FWC Management Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC.

Going concern consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying financial statements, at December 31, 2013, the Company had $997 in cash, current liabilities of $241,168 and a working capital deficit (current liabilities minus current assets) of $239,689. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2013 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At December 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2013 and 2012 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2013 and 2012. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013 and 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTE D — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC.  Through December 31, 2013, $270,000 has been incurred under this agreement, of which $150,000 has been paid and $120,000 remains outstanding under due to affiliate. As of December 31, 2013, there was a total balance of $159,196 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $120,000 of which (as described above) was due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

On August 29, 2012, the $50,000 of deferred legal fees shown in the prior year were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff

Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc.  As of December 31, 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately $616,913 to $25,000 which resulted in a gain of $25,000 due to the settlement of a liability.  During the year ended December 31, 2013, the Company also settled certain vendor bills, with amounts outstanding previously totaling $15,434 for $662, which resulted in a gain of $14,772 due to settlement of a liability.  In addition to the aforementioned legal fees of $25,000, the Company had approximately $56,972 of vendor invoices for professional services classified as accounts payable on its balance sheet as of December 31, 2013.

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

NOTE F— WARRANTS AND OPTIONS

Warrants

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	4,295,500	$ 11.00
Issued	—	—
Exercised	—	—
Expired	(4,295,500)	(11.00)
Outstanding at December 31, 2012	—	$ —
Issued	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	—	$ —

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

Units

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

As of December 31, 2012 and 2013 the option to purchase 88,000 Units remained outstanding.

NOTE G — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at December 31, 2013.

The Company is authorized to issue unlimited ordinary shares with no par value. As of December 31, 2013 and 2012, the Company had 2,869,375 ordinary shares issued and outstanding.

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

NOTE H — RESTRICTED CASH EQUIVALENTS HELD IN TRUST ACCOUNT

Subsequent to the IPO, an amount of $23,374,786 (including $860,813 of deferred underwriting fee), of the net estimated proceeds of the IPO was deposited in an interest-bearing trust account and invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act. The Fair Value of Investments at December 31, 2011 was $23,374,786.  As of December 31, 2013, FlatWorld did not have any investments of any kind.

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

NOTE I — FAIR VALUE MEASUREMENTS

       The Company adopted FASB ASC 820, “Fair Value Measurements” for its financial assets that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of December 31, 2013 and 2012, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

March 21, 2014	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	March 21, 2014
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	March 21, 2014
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	March 21, 2014
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	March 21, 2014
Shri Krishan Gupta