Form 10-Q
period 2014-03-31
FlatWorld Acquisition Corp.
filed 2014-05-15
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on March 31, 2014, as reported on the OTC Bulletin Board, was approximately $134,730.

As of May 15, 2014 , there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

• references to “initial shares” are to the 573,875 ordinary shares (net of 58,625 ordinary shares which were redeemed on January 25, 2011 by us as a result of partial exercise of underwriter’s over-allotment option) owned by our sponsor and purchased in a private placement prior to our initial public offering;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as of March 31, 2014

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2014 and 2013	4
Unaudited Condensed Consolidated Statement of Stockholder’s Deficit for the Three Months Ended March 31, 2014	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets
Cash	$251	$997
Prepaid expense and other current assets	—	482
Total current assets	251	1,479

Total assets	$251	$1,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$85,250	$81,972
Due to affiliate	184,270	159,196
Total current liabilities	269,520	241,168

Commitments and contingencies

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375 shares issued and outstanding at March 31, 2014 and December 31, 2013	311,372	311,372

Additional paid-in capital	—	—

Accumulated deficit	(580,641)	(551,061)
Total shareholders’ deficit	(269,269)	(239,689)
Total liabilities and shareholders’ deficit	$251	$1,479

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenue	$—	$—

General and administrative expenses	29,580	30,481

Loss from operations	(29,580)	(30,481)

Other income (expenses)
Interest and dividend income	—	—
Total other income	—	—

Net loss attributable to ordinary shareholders	$(29,580)	$(30,481)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2014.

(Unaudited)

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated Deficit	shareholder’s deficit

Balances, December 31, 2013	2,869,375	$311,372	$—	$(551,061)	$(239,689)

Net loss attributable to ordinary shareholders	—	—	—	(29,580)	(29,580)

Balances, March 31, 2014	2,869,375	$311,372	$—	$(580,641)	$(269,269)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(29,580)	$(30,481)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	482	1,375
Increase in due to affiliate	25,074	28,797
Increase in accounts payable and accrued expenses	3,278	219
Net cash used in operating activities	(746)	(90)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(746)	(90)
Cash and cash equivalents at beginning of the period	997	1,502
Cash and cash equivalents at end of the period	$251	$1,412
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2014 and 2013

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

Going concern consideration

The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying unaudited condensed consolidated financial statements, at March 31, 2014, the Company had $251 in cash, current liabilities of $269,520 and a working capital deficit (current liabilities minus current assets) of $269,269. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three months period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2013 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on March 21, 2014.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At March 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note F – Capital Stock of the unaudited condensed consolidated financial statements, unless explicitly stated otherwise.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of March 31, 2014 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2014. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its unaudited condensed consolidated financial position and results of operations.

NOTE C — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC.   Through March 31, 2014, $292,500 has been incurred under this agreement, of which $150,000 has been paid and $142,500 remains outstanding under due to affiliate. As of March 31, 2014, there was a total balance of $184,270 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $142,500 of which (as described above) was due to FWC Management Services Ltd under the Administrative Services Agreement.

The Warrants issued in connection with the Units sold in the Company’s IPO, as well as the Insider Warrants, expired worthless on September 9, 2012.

NOTE D — COMMITMENTS

The Company granted the underwriters a 45-day option to purchase up to 330,000 additional Units to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions. On January 25, 2011, the Company consummated the closing of an additional 95,500 Units pursuant to the exercise of the underwriters' over-allotment option.

On August 29, 2012, the entire $50,000 of deferred legal fees were classified as accounts payable on the balance sheet because such deferred fees were included in an invoice for professional services rendered by Ellenoff Grossman & Schole, LLP (“EGS”) along with approximately $566,913 of legal fees incurred in connection with the cancelled merger with Orchid Island Capital, Inc.  As of December 31, 2012, the Company agreed with EGS to reduce the total amount outstanding from approximately $616,913 to $25,000 which resulted in a gain of $25,000 due to the settlement of a liability.  During the year ended December 31, 2013, the Company also settled certain vendor bills, with amounts outstanding previously totaling $15,434 for $662, which resulted in a gain of $14,772 due to settlement of a liability.   In addition to the aforementioned legal fees of $25,000, the Company had approximately $60,250 of vendor invoices for professional services classified as accounts payable on its unaudited condensed consolidated balance sheet as of March 31, 2014.

The Warrants issued in connection with the Units sold in the Company’s IPO in the year 2010, as well as the Insider Warrants, expired worthless on September 9, 2012. On October 24, 2012, FlatWorld and Rodman & Renshaw (i) terminated the Underwriting Agreement with the exception of certain indemnification provisions and (ii) provided Rodman & Renshaw’s consent to terminate the various Insider Letters between the Insiders and the Company and the FWAC Letter Agreement.

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

NOTE E — WARRANTS AND OPTIONS

Warrants

As of March 31, 2014, the Company had no outstanding warrants as the Warrants, as well as the Insider Warrants, expired worthless on September 9, 2012.

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

As of March 31, 2014 the option to purchase 88,000 Units remained outstanding.

NOTE F — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at March 31, 2014.

The Company is authorized to issue unlimited ordinary shares with no par value. As of March 31, 2014, the Company had 2,869,375 ordinary shares issued and outstanding.

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

NOTE G — RESTRICTED CASH EQUIVALENTS HELD IN TRUST ACCOUNT

Subsequent to the IPO, an amount of $23,374,786 (including $860,813 of deferred underwriting fee), of the net estimated proceeds of the IPO was deposited in an interest-bearing trust account and invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.  As of March 31, 2014 and 2013, FlatWorld did not have any investments of any kind.

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

NOTE H — FAIR VALUE MEASUREMENTS

       The Company adopted FASB ASC 820, “Fair Value Measurements” for its financial assets that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

As of March 31, 2014 and December 31, 2013, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

As of March 31, 2014, we had $251 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the three months ended March 31, 2014, we had net loss of $29,580 consisting solely of expenses of $29,580.

For the prior three months ended March 31, 2013, we had a net loss of $30,481 consisting solely of expenses of $30,481.

Liquidity and Capital Resources

As of March 31, 2014, we had $251 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

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

 For the three months ended March 31, 2014, we used cash of $746 in operating activities which was attributable to a decrease in prepaid expense and other asset of $482, an increase in money due to affiliate of $25,074 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $3,278, together with a net loss for the period of $29,580. The net decrease in cash for three months ending March 31, 2014 was $746. We started with a cash balance of $997 as of January 1, 2014. We ended the period at March 31, 2014 with a cash balance of $251.

We do not believe that the $251 in funds available to us as of March 31, 2014 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

During the year ended December 31, 2013, the Company also settled certain vendor bills, with amounts outstanding previously totaling $15,434 for $662, which resulted in a gain of $14,772 due to settlement of a liability. The Company had approximately $60,250 of vendor invoices for professional services classified as accounts payable on its balance sheet as of March 31, 2014.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At March 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

Share Split and Combinations

All shares and per share information have been retroactively adjusted to reflect the share split and share combinations more fully described in Note F – Capital Stock of unaudited condensed consolidated financial statement, unless explicitly stated otherwise.

Restricted cash equivalents held in the Trust Account

The amounts previously held in the Trust Account represented substantially all the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of a business transaction. Prior to the Distribution, the funds held in the Trust Account were invested in combination of cash and money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act.

Beginning on September 10, 2012, FlatWorld distributed the Trust Account, pro rata, less taxes and interest earned on the proceeds of its IPO placed in the Trust Account, to its public shareholders via a non-liquidating distribution (without redemption of the Ordinary Shares). The record date for the Distribution was September 21, 2012, and the payment for the Distribution was made on September 26, 2012.  As of March 31, 2014 and 2013, there were no funds in the Trust Account as such funds were returned to shareholders in the Distribution.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of March 31, 2014 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2014. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended March 31, 2014.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its unaudited condensed consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For quantitative and qualitative disclosures about market risk, see Item 7A, ‘Quantitative and Qualitative Disclosures About Market Risk,’ of our annual report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

ITEM 1A. RISK FACTORS.

Factors that could cause the Company’s actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, except the Company may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

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

FLATWORLD ACQUISITION CORP.

May 15, 2014	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

May 15, 2014	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer