Form 10-K
period 2014-12-31
FlatWorld Acquisition Corp.
filed 2015-03-31
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2014

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on June 30, 2014, as reported on the OTC Bulletin Board, was approximately $134,730.

As of March 31, 2015, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The Company is currently evaluating Business Transaction candidates. All activity through December 31, 2014 relates to the Company’s formation and initial public offering described below and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

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

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

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

As of December 31, 2014, we had cash of $41 and therefore have little capacity to offer cash consideration as part of a business transaction.   If a business transaction requires cash, we will be required to seek financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after a business transaction.

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

Our ordinary shares are subject to the SEC’s penny stock rules, brokerdealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our ordinary shares are subject to the “penny stock” rules promulgated under the Exchange Act, brokerdealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Since we currently have net tangible assets of less than $5,000,000 and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares are subject to these “penny stock” rules.  Under these rules, brokerdealers who recommend such securities to persons other than institutional accredited investors must:

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

Our ninth amended and restated memorandum and articles of association authorizes the issuance of  (i) an unlimited number of ordinary shares of no par value ("Ordinary Shares”), (ii) 1,000,000 Class A preferred shares of no par value each ("Class A Preferred Shares"), (iii) 1,000,000 Class B preferred shares of no par value each ("Class B Preferred Shares"), (iv)1,000,000 Class C preferred shares of no par value each ("Class C Preferred Shares"), (v) 1,000,000 Class D preferred shares of no par value each ("Class D Preferred Shares") and (vi) 1,000,000 Class E preferred shares of no par value each ("Class E Preferred Shares"), Class A – E Preferred shares together being “Preferred Shares”.  As of December 31, 2014, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.  The issuance of additional ordinary shares or Class A preferred shares or any number of shares of our preferred shares:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company had $41 in cash, and current liabilities exceeded current assets by about $320,213. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth the highest and lowest quotations, which represent the average of closing bid and asked prices, for the ordinary shares, warrants and units as derived from the OTC Bulletin Board:

•      on an annual basis for our two most recent fiscal years,

•      on a quarterly basis for our two most recent fiscal years

	Units		Ordinary Shares		Warrants
Reference period	High	Low	High	Low	High	Low
Two most recent fiscal years
2014	NA	NA	$0.25	$0.02	NA	NA
2013	NA	NA	$0.07	$0.02	NA	NA

Quarterly breakdown of two most recent fiscal years
For the quarter ended :
December 31, 2014	NA	NA	0.18	0.09	NA	NA
September 30, 2014	NA	NA	0.25	0.06	NA	NA
June 30, 2014	NA	NA	0.15	0.06	NA	NA
March 31, 2014	NA	NA	0.10	0.02	NA	NA
December 31, 2013	NA	NA	0.03	0.02	NA	NA
September 30, 2013	NA	NA	0.03	0.02	NA	NA
June 30, 2013	NA	NA	0.04	0.03	NA	NA
March 31, 2013	NA	NA	0.07	0.02	NA	NA

Holders

On March 31, 2015, there were two certificated holders of record of our ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends and Paying Agents

The Company has no current plans to pay dividends.  The Company does not currently have a paying agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities and Purchases by Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013. The financial statements were prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated statements of operations for the years ended December 31, 2014 and 2013; and the consolidated balance sheet as of December 31, 2014 and 2013 are included in this Annual Report on Form 10-K.

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

Summary of consolidated statement of operation data:

(US$)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$—	$—	$—
Loss from operations	$(115,674)	$(124,036)	$(276,339)
Net loss attributable to ordinary shareholders	$(80,524)	$(109,264)	$(218,898)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.03)	$(0.04)	$(0.08)

 Summary of consolidated statement of cash flow data:

(US$)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows from Operating Activities
Net cash used in operating activities	$(956)	$(505)	$(164,368)
Cash Flows from Investing Activities
Net cash provided by held in Trust Account	$—	$—	$23,374,786
Cash Flows from Financing Activities
Net cash used in financing activities	$—	$—	$(23,374,786)

Summary of consolidated balance sheet data:

(US$)

	December 31, 2014	December 31, 2013	December 31, 2012
Cash and cash equivalents	$41	$997	$1,502
Working capital (1)	$(320,213)	$(239,689)	$(130,425)
Total assets	$41	$1,479	$7,002
Total shareholders’ deficit	$(320,213)	$(239,689)	$(130,425)

(1)	Working capital is calculated as current assets minus current liabilities.

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

As of December 31, 2014, we had $41 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the twelve months ended December 31, 2014, we had net loss of $80,524 consisting of expenses of $115,674 and a gain on the write-down of accounts payable of $35,150. The reduction in expenses from 2013 to 2014 was due to a decline in the level of general business activity of the Company.

For the twelve months ended December 31, 2013, we had net loss of $109,264 consisting of expenses of $124,036 and a gain on the write-down of accounts payable of $14,772.

Liquidity and Capital Resources

As of December 31, 2014, we had $41 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

For the twelve months ended December 31, 2014, we used cash of $956 in operating activities which was attributable to a gain on the settlement of a liability equal to $35,150, decrease in prepaid expense and other asset of $482, an increase in money due to affiliate of $108,113 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $6,123, together with a net loss for the period of $80,524. The net decrease in cash for twelve months period ending December 31, 2014 was $956. We started with a cash balance of $997 as of January 1, 2014. We ended the period at December 31, 2014 with a cash balance of $41.

We do not believe that the $41 in funds available to us as of December 31, 2014 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

During the year ended December 31, 2014, the Company also settled certain vendor bills, with amounts outstanding previously totaling $35,150 for $0, which resulted in a gain of $35,150 due to settlement of a liability.   The Company had approximately $52,945 of vendor invoices for professional services classified as accounts payable on its balance sheet as of December 31, 2014.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2014 and 2013, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2014 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2014. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended December 31, 2014.

Recently Issued Accounting Standards

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

There are no changes and/or disagreements with RBSM LLP, the company’s current independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

ITEM 9B. ADDITIONAL INFORMATION

Share Capital

The Company is authorized to issue (i) an unlimited number of Ordinary Shares, (ii) 1,000,000 Class A Preferred Shares, (iii) 1,000,000 Class B Preferred Shares, (iv)1,000,000 Class C Preferred Shares, (v) 1,000,000 Class D Preferred Shares and (vi) 1,000,000 Class E Preferred Shares.  As of December 31, 2014, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.

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

Exchange Controls and Other Limitations Affecting Security Holders

Under British Virgin Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non resident holders of our ordinary shares.

Taxation

British Virgin Islands Taxation

The Government of the British Virgin Islands will not, under existing legislation, impose any income, corporate or capital gains tax, estate duty, inheritance tax, gift tax or withholding tax upon the company or its security-holders.  The British Virgin Islands are not party to any double taxation treaties.

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

There are currently no withholding taxes or exchange control regulations in the British Virgin Islands applicable to the company or its security-holders.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our taxable year ending June 30, 2011. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our taxable year ended June 30, 2013, at the earliest. After the acquisition of a company or assets in a business transaction, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business transaction is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC beginning with our taxable year ending June 30, 2011. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our taxable year ending June 30, 2011 or any future taxable year.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gilbert H. Lamphere	62	Chairman of the Board and Office of the Chief Executive
Raj K. Gupta	43	Chief Executive Officer, Secretary and Director
Jeffrey A. Valenty	44	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director
Shri Krishan Gupta	77	Assistant Secretary and Director

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

Raj K. Gupta has been chief executive officer, secretary and a member of the board of directors of FlatWorld Acquisition Corp. since its inception. Mr. Gupta is a partner at FlatWorld Capital LLC, where he has been a partner since the firm’s inception in January, 2006.  Mr. Gupta has extensive experience as an advisor, principal investor, and entrepreneur in private equity funded transactions.  From 2002 through December, 2005, Mr. Gupta was the president of Gupta Ventures, an India and China based venture investment and advisory firm focused on business services technology startups.  From 1999 to 2002, Mr. Gupta was the founder and CEO of YadaYada Inc., an independent wireless internet service provider in the U.S.  Prior to forming YadaYada, Mr. Gupta was a member of the Merchant Banking and High Yield Group at CIBC World Markets and Acquisition Finance at Chase Securities, where he was involved in transactions totaling over $20 billion. In May 2001, Crain’s New York Business magazine named Mr. Gupta as “one of 100 most important persons likely to shape the direction and growth of New York’s economy–beyond technology–for years to come.” In September 2000, Mr. Gupta was named as a top 25 wireless industry innovator by Unstrung magazine. Mr. Gupta graduated from Trinity College as the President’s Scholar with a BA in computer engineering and economics.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A. Major Shareholders

The following table sets forth information regarding the beneficial ownership based on 2,869,375 shares of our ordinary shares outstanding as of December 31, 2014, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owners(1)	Amount and nature of beneficial ownership	Percentage of outstanding ordinary shares (6)
FWAC Holdings Limited (2)	573,875	20.00%
FWAC Sponsor Limited (2)	513,222	17.89%
Nagina Engineering Investment Corp. (2), (3)	58,507	2.04%
Raj K. Gupta (2), (3)	2,925	0.10%
Shri Krishan Gupta (2), (3)	198,771	6.93%
Jeffrey A. Valenty (2)	134,464	4.69%
Gilbert H. Lamphere (2), (4)	227,062	7.91%
Polar Securities Inc.(5)	268,800	9.37%
All directors and officers as a group (4 persons) (2), (4)	563,222	19.63%

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

(5)   Based on information contained in Schedule 13G filed by the following persons on February 14, 2014, Polar Securities Inc. (“Polar Securities”), a company incorporated under the laws on Ontario, Canada, serves as the investment manager to North Pole Capital Master Fund ("North Pole"), a Cayman Islands exempted company, and a number of discretionary accounts with respect to which it has voting and dispositive authority over the ordinary shares reported in that Schedule 13G. Polar Securities and North Pole have shared voting and dispositive power with respect to 268,800 ordinary shares.  The address of all such reporting persons are is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(6)   The percentages have been rounded to the hundredth decimal place.

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

As of December 31, 2014, there was a balance of $267,309 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company and for $210,000 due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Since March 18, 2013, the Company’s principal independent registered public accounting firm has been RBSM, located at 805 Third Avenue, Suite 1430  New York, NY 10022.

RBSM has audited the consolidated balance sheets of the Company as of December 31, 2014, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the two years ended December 31, 2014 and for the two years ended December 31, 2013.

The following table represents the aggregate fees for services rendered by RBSM for the year ended December 31, 2014 and 2013.

December 31, 2014
Audit Fees	$ 5,500
Audit-Related Fees
Tax Fees	-
All Other Fees	-
Total fees	$ 5,500
December 31, 2013
Audit Fees	$ 5,500
Audit-Related Fees
Tax Fees	-
All Other Fees	-
Total fees	$ 5,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)   Financial Statements

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

•      Report of Independent Registered Public Accounting Firm;

•      Consolidated Balance Sheets as of December 31, 2014 and 2013;

•      Consolidated Statements of operations for the years ended December 31, 2014 and 2013;

•      Consolidated Statements of changes in shareholders’ equity for the years ended December 31, 2014 and 2013;

•      Consolidated Statements of cash flows for the years ended December 31, 2014 and 2013;

•      Notes to Consolidated Financial Statements.

(1)   Financial Statements Schedule

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

3.1	Ninth Amended and Restated Memorandum and Articles of Association (5)
4.1	Warrant Agreement dated December 9, 2010 by and between Continental Stock Transfer & Trust Company and the Registrant (2)
4.2	Unit Purchase Option dated December 9, 2010 between the Company and Rodman & Renshaw LLC (2)

10.1	Investment Management Trust Account Agreement dated December 9, 2010, by and between Continental Stock Transfer & Trust Company and the Registrant (2)
10.2	Registration Rights Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.3	Letter Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.4	Amendment No. 4 to the Insider Warrants Subscription Agreement dated December 9, 2010 by and between the Registrant and FWAC Holdings Limited (2)
10.5	Amendment No. 3 to the Securities Purchase Agreement dated December 9, 2010 by and between the registrant and FWAC Holdings Limited (2)
10.6	Administrative Services Agreement dated December 9, 2010 by and between the Company and FWC Management Services Ltd (2)
10.7	Right of First Refusal Agreement by and between the Company and FlatWorld Capital LLC (2)
10.8	FWAC Holdings Share Repurchase Agreement between FlatWorld Acquisition Corp. and FWAC Holdings Limited dated July 26, 2012 (4)
10.9	Letter Agreement dated July 24, 2012 by and between FlatWorld Acquisition Corp., Rodman & Renshaw, LLC, EarlyBirdCapital, Inc. and Ladenburg Thalmann & Co. (4)
11.1	Code of Business and Ethics (3)
16.1	Letter from Rothstein Kass to the Securities and Exchange Commission dated, March 27, 2013. (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1	Press Release dated December 21, 2012 (5)
99.2	Amendment to Administrative Services Agreement dated December 21, 2012 (5)
99.3	Assignment Agreement to the Administrative Services Agreement dated December 31, 2013 (7)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(7)   Incorporated by reference to the registrant’s annual report on Form 10-K filed on March 21, 2014.

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

FLATWORLD ACQUISITION CORP.

March 31, 2015	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	March 31, 2015
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	March 31, 2015
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	March 31, 2015
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	March 31, 2015
Shri Krishan Gupta

FlatWorld Acquisition Corp.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FlatWorld Acquisition Corp.

We have audited the accompanying consolidated balance sheets of FlatWorld Acquisition Corp. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  RBSM LLP

New York, NY

March 31, 2015

FlatWorld Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets
Cash	$41	$997
Prepaid expense and other current assets	-	482
Total current assets	41	1,479

Total assets	$41	$1,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$52,945	$81,972
Due to affiliate	267,309	159,196
Total current liabilities	320,254	241,168

Commitments and contingencies :

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375, and 2,869,375 shares issued and outstanding at December 31, 2014 and 2013, respectively	311,372	311,372

Additional paid-in capital	—	—

Accumulated Deficit	(631,585)	(551,061)
Total shareholders’ deficit	(320,213)	(239,689)
Total liabilities and shareholders’ deficit	$41	$1,479

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

General and administrative expenses	$115,674	$124,036

Loss from operations	(115,674)	(124,036)

Other income (expenses) :
Gain on settlement of accounts payable	35,150	14,772
Total other income	35,150	14,772

Net loss attributable to ordinary shareholders	$(80,524)	$(109,264)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2014 and 2013

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated deficit	shareholder’s deficit

Balances, December 31, 2012	2,869,375	$311,372	$—-	$(441,797)	$(130,425)

Net loss attributable to ordinary shareholders	—	—	—	(109,264)	(109,264)

Balances, December 31, 2013	2,869,375	311,372	—	(551,061)	(239,689)

Net loss attributable to ordinary shareholders	—	—	—	(80,524)	(80,524)

Balances, December 31, 2014	2,869,375	$ 311,372	$ —	$ (631,585)	$ (320,213)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(80,524)	$(109,264)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Gain on settlement of accounts payable	(35,150)	(14,772)
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	482	5,018
Increase in due to affiliate	108,113	116,638
Increase in accounts payable and accrued expenses	6,123	1,875
Net cash used in operating activities	(956)	(505)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash used in financing activities	—	—
Net decrease in cash and cash equivalents	(956)	(505)
Cash and cash equivalents at beginning of the year	997	1,502
Cash and cash equivalents at end of the year	$41	$997
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

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

Going concern consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying consolidated financial statements, at December 31, 2014, the Company had $41 in cash, current liabilities of $320,254 and a working capital deficit (current liabilities minus current assets) of $320,213. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2014 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2014 and December 31, 2013, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2014 and 2013 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2014 and 2013. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014 and 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its financial position and results of operations.

NOTE C — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC.  Under such agreement,

FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC.  Through December 31, 2014, $360,000 has been incurred under this agreement, of which $150,000 has been paid and $210,000 remains outstanding under due to affiliate. As of December 31, 2014, there was a total balance of $267,309 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $210,000 of which (as described above) was due to FlatWorld Capital LLC under the Administrative Services Agreement.

NOTE D — COMMITMENTS

 During the year ended December 31, 2014, the Company also settled certain vendor bills, with amounts outstanding previously totaling $35,150 for $0, which resulted in a gain of $35,150 due to settlement of a liability.

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

NOTE E— WARRANTS AND OPTIONS

Warrants

As of December 31, 2014, the Company had no outstanding warrants.

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

As of December 31, 2014 and 2013 the option to purchase 88,000 Units remained outstanding.

NOTE F — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at December 31, 2014.

The Company is authorized to issue unlimited ordinary shares with no par value. As of December 31, 2014 and 2013, the Company had 2,869,375 ordinary shares issued and outstanding.