Form 10-Q
period 2015-09-30
FlatWorld Acquisition Corp.
filed 2015-11-16
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FlatWorld Acquisition Corp.

CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

as of September 30, 2015

INDEX TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Index to Unaudited Condensed Consolidated Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
Unaudited Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	4
Unaudited Condensed Consolidated Statement of Stockholder’s Deficit for the Nine Months Ended September 30, 2015	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$41	$41
Total current assets	41	41
Total assets	$41	$41

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$48,815	$52,945
Due to affiliate	349,112	267,309
Total current liabilities	397,927	320,254

Commitments and contingencies

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375 shares issued and outstanding at September 30, 2015 and December 31, 2014	311,372	311,372

Additional paid-in capital	—	—
Accumulated deficit	(709,258)	(631,585)
Total shareholders’ deficit	(397,886)	(320,213)
Total liabilities and shareholders’ deficit	$41	$41

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Revenue	$—	$—	$—	$—

General and administrative expenses	24,225	27,008	77,673	83,977

Loss from operations	(24,225)	(27,008)	(77,673)	(83,977)

Other income (expenses)
Gain on settlement of accounts payable	—	—	—	35,000
Total other income	—	—	—	35,000

Net loss attributable to ordinary shareholders	$(24,225)	$(27,008)	$(77,673)	$(48,977)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the nine months ended September 30, 2015

(Unaudited)

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated Deficit	shareholder’s deficit

Balances, December 31, 2014	2,869,375	$ 311,372	$ —	$ (631,585)	$ (320,213)

Net loss attributable to ordinary shareholders	—	—	—	(77,673)	(77,673)

Balances, September 30, 2015	2,869,375	$311,372	$—	$(709,258)	$(379,886)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(77,673)	$(48,977)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Gain on settlement of accounts payable	—	(35,000)
Changes in operating assets and liabilities:
Decrease in prepaid expense and other current assets	—	482
Increase in due to affiliate	81,803	81,183
(Decrease) Increase in accounts payable and accrued expenses	(4,130)	1,386
Net cash used in operating activities	—	(926)
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	—	(926)
Cash and cash equivalents at beginning of the period	41	997
Cash and cash equivalents at end of the period	$41	$71
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine months ended September 30, 2015 and 2014

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

Going concern consideration

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying unaudited condensed consolidated financial statements, at September 30, 2015, the Company had $41 in cash, current liabilities of $397,927 and a working capital deficit (current liabilities minus current assets) of $397,886. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine months period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2014 consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on March 31, 2015.

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  As of September 30, 2015 and December 31, 2014, the carrying amount reported in the unaudited condensed consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of September 30, 2015 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2015. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTE C — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services.  On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC. Under such agreement,

FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC. Through September 30, 2015, $427,500 has been incurred under this agreement, of which $150,000 has been paid and $277,500 remains outstanding under due to affiliate. As of September 30, 2015, there was a total balance of $349,112 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $277,500 of which (as described above) was due to FWC Management Services Ltd under the Administrative Services Agreement.

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

NOTE E— WARRANTS AND OPTIONS

Units

As of September 30, 2015 the option to purchase 88,000 Units remained outstanding.

NOTE F — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at September 30, 2015.

The Company is authorized to issue unlimited ordinary shares with no par value. As of September 30, 2015, the Company had 2,869,375 ordinary shares issued and outstanding.

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

As of September 30, 2015, we had $41 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

For the three months ended September 30, 2015, we had net loss of $24,225 consisting of general and administrative expenses of $24,225.

For the prior three months ended September 30, 2014, we had a net loss of $27,008 consisting of general and administrative expenses of $27,008.  The decrease in general and administrative expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was attributable to a general decrease in the overall business activities of the Company.

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

For the nine months ended September 30, 2015, we had net loss of $77,673 consisting of general and administrative expenses of $77,673.

For the prior nine months ended September 30, 2014, we had a net loss of $48,977 consisting of general and administrative expenses of $83,977 and a gain of $35,000 due to a settlement of outstanding professional fees due.  The decrease in general and administrative expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was attributable to a general decrease in the overall business activities of the Company.

Liquidity and Capital Resources

As of September 30, 2015, we had $41 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

 For the nine months ended September 30, 2015, we used cash of $0 in operating activities which was attributable to , an increase in money due to affiliate of $81,803 advanced to the Company to settle certain vendor bills on behalf of the Company, a decrease in payables of $4,130, together with a net loss for the period of $77,673. The net change in cash for nine months ending September 30, 2015 was $0. We started with a cash balance of $41 as of January 1, 2015. We ended the period at September 30, 2015 with a cash balance of $41.

We do not believe that the $41 in funds available to us as of September 30, 2015 will be sufficient to allow us to operate in the future.  In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company.  The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of September 30, 2015 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2015. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB / ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the period ended September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

FLATWORLD ACQUISITION CORP.

November 16, 2015	By:	/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

November 16, 2015	By:	/s/ Raj K. Gupta
Raj K. Gupta
Chief Executive Officer