Form 10-K/A
period 2015-12-31
FlatWorld Acquisition Corp.
filed 2016-05-16
CIK 1499573

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

As of May 16, 2016, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The sole purpose of this Amendment No. 1 to FlatWorld Acquisition Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016, is to furnish the Interactive Data File as Exhibit 101 to the Annual Report on Form 10-K in accordance with Rule 405 of Regulation S-T and to amend and restate Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters. Exhibit 101 provides the financial statements from the Annual Report on Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Name and Address of Beneficial Owners(1)	Amount and nature of beneficial ownership	Percentage of outstanding ordinary shares (5)
FWAC Holdings Limited (2)	573,875	20.00%
FWAC Sponsor Limited (2)	513,222	17.89%
Nagina Engineering Investment Corp. (2), (3)	58,507	2.04%
Raj K. Gupta (2), (3)	2,925	0.10%
Shri Krishan Gupta (2), (3)	198,771	6.93%
Jeffrey A. Valenty (2)	134,464	4.69%
Gilbert H. Lamphere (2), (4)	227,062	7.91%
All directors and officers as a group (4 persons) (2), (4)	563,222	19.63%

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

(6) The percentages have been rounded to the hundredth decimal place.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

FLATWORLD ACQUISITION CORP.

May 16, 2016	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	May 16, 2016
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	May 16, 2016
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	May 16, 2016
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	May 16, 2016
Shri Krishan Gupta