Form 10-K
period 2016-12-31
FlatWorld Acquisition Corp.
filed 2017-04-17
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2016

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on June 30, 2016, as reported on the OTC Bulletin Board, was approximately $42,440.

As of April 17, 2017, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The Company is currently evaluating Business Transaction candidates. All activity through December 31, 2016 relates to the Company’s formation and initial public offering described below and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

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

As of December 31, 2016, we had cash of $0 and therefore have little capacity to offer cash consideration as part of a business transaction. If a business transaction requires cash, we will be required to seek financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after a business transaction.

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

Our ninth amended and restated memorandum and articles of association authorizes the issuance of  (i) an unlimited number of ordinary shares of no par value ("Ordinary Shares”), (ii) 1,000,000 Class A preferred shares of no par value each ("Class A Preferred Shares"), (iii) 1,000,000 Class B preferred shares of no par value each ("Class B Preferred Shares"), (iv)  1,000,000 Class C preferred shares of no par value each ("Class C Preferred Shares"), (v) 1,000,000 Class D preferred shares of no par value each ("Class D Preferred Shares") and (vi) 1,000,000 Class E preferred shares of no par value each ("Class E Preferred Shares"), Class A – E Preferred shares together being “Preferred Shares”.  As of December 31, 2016, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.  The issuance of additional ordinary shares or Class A preferred shares or any number of shares of our preferred shares:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company had $0 in cash, and current liabilities exceeded current assets by about $524,052. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth the highest and lowest quotations, which represent the average of closing bid and asked prices, for the ordinary shares, warrants and units as derived from the OTC Bulletin Board:

• on an annual basis for our two most recent fiscal years,

• on a quarterly basis for our two most recent fiscal years

	Ordinary Shares
Reference period	High	Low
Two most recent fiscal years
2016	$0.06	$0.01
2015	0.18	0.03

Quarterly breakdown of two most recent fiscal years
For the quarter ended :
December 31, 2016	$0.06	$0.04
September 30, 2016	0.05	0.02
June 30, 2016	0.02	0.01
March 31, 2016	0.03	0.01
December 31, 2015	0.06	0.03
September 30, 2015	0.18	0.06
June 30, 2015	0.08	0.08
March 31, 2015	0.18	0.08

Holders

On April 17, 2017, there were two certificated holders of record of our ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends and Paying Agents

The Company has no current plans to pay dividends.  The Company does not currently have a paying agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities and Purchases by Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2016 and 2015. The consolidated financial statements were prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated statements of operations for the years ended December 31, 2016 and 2015; and the consolidated balance sheet as of December 31, 2016 and 2015 are included in this Annual Report on Form 10-K.

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

Summary of statement of operation data:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$—	$—	$—
Loss from operations	$(101,941)	$(101,898)	$(115,674)
Net loss attributable to ordinary shareholders	$(101,941)	$(101,898)	$(80,524)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.04)	$(0.03)

 Summary of statement of cash flow data:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash Flows from Operating Activities
Net cash used in operating activities	$(41)	$—	$(956)
Cash Flows from Investing Activities
Net cash provided by held in Trust Account	$—	$—	$—
Cash Flows from Financing Activities
Net cash used in financing activities	$—	$—	$—

Summary of balance sheet data:

	December 31, 2016	December 31, 2015	December 31, 2014
Cash and cash equivalents	$—	$41	$41
Working capital (1)	$(524,052)	$(422,111)	$(320,213)
Total assets	$—	$41	$41
Total shareholders’ deficit	$(524,052)	$(422,111)	$(320,213)

(1)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

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

As of December 31, 2016, we had $0 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the twelve months ended December 31, 2016 and 2015, we had net loss of $101,941 and $101,898 consisting of expenses of $101,941 and $101,898, respectively. The expenses incurred by the Company from 2015 to 2016 were generally consistent.

Liquidity and Capital Resources

As of December 31, 2016, we had $0 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

For the twelve months ended December 31, 2016, we used cash of $41 in operating activities which was attributable to an increase in money due to affiliate of $99,000 advanced to the Company to settle certain vendor bills on behalf of the Company, payables of $2,900, together with a net loss for the period of $101,941. There was a use of $41 of cash for twelve months period ending December 31, 2016. We started with a cash balance of $41 as of January 1, 2016. We ended the period at December 31, 2016 with a cash balance of $0.

We do not believe that the $0 in funds available to us as of December 31, 2016 will be sufficient to allow us to operate in the future. In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company. The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2016 and 2015, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2016 as there were no deferred tax assets at that date.

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2016 and 2015 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2016 and 2015. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. The adoption of ASU 2015-05 has not had a material effect on our financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance has not had a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

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

ITEM 8. FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes and/or disagreements with RBSM LLP, the company’s current independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 was carried out by us under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in providing, reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow such timely decision regarding required disclosures. A controls system, no matter how well designed and operated cannot provide absolute assurance to achieve its objectives.

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

ITEM 9B. ADDITIONAL INFORMATION

Share Capital

The Company is authorized to issue (i) an unlimited number of Ordinary Shares, (ii) 1,000,000 Class A Preferred Shares, (iii) 1,000,000 Class B Preferred Shares, (iv)   1,000,000 Class C Preferred Shares, (v) 1,000,000 Class D Preferred Shares and (vi) 1,000,000 Class E Preferred Shares.  As of December 31, 2016, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gilbert H. Lamphere	64	Chairman of the Board and Office of the Chief Executive
Raj K. Gupta	45	Chief Executive Officer, Secretary and Director
Jeffrey A. Valenty	46	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director
Shri Krishan Gupta	79	Assistant Secretary and Director

Gilbert H. Lamphere has been chairman of the board of directors and a member of the office of the chief executive of FlatWorld Acquisition Corp. since its inception. Mr. Lamphere is a partner at FlatWorld Capital LLC. Mr. Lamphere has previously served on the boards of several publicly traded companies including: CSX Corporation (NYSE:CSX); Canadian National Railway Company (NYSE); Illinois Central Corporation (NYSE–acquired by Canadian National); Carlyle Industries, Inc.; Recognition International, Inc. (NYSE); Cleveland-Cliffs Inc. (NYSE); R.P. Scherer Corporation (NYSE–acquired by Cardinal Health, Inc.); Global Natural Resources Corporation (NYSE); Sylvan Inc. (NASDAQ); Lincoln Snacks Company (NASDAQ); Simmons Outdoor Corporation and Children’s Discovery Centers of America (NASDAQ). Mr. Lamphere also served as chairman and CEO of the Prospect Group (NASDAQ), the first ever publicly traded leveraged buyout fund.   Mr. Lamphere has also headed four other private equity funds and has extensive operational experience as a chairman and board member of a wide range of publicly traded and private companies. Mr. Lamphere has 32 years of experience as a principal investor and financier in private equity transactions. Mr. Lamphere was a managing director and member of the board of directors of The Fremont Group, a diversified investment company with over $9 billion of assets under management, from 1994 to 1998.   Mr. Lamphere also co-headed the raising and management of Fremont Partners’ $605 million private equity fund, his fourth fund, during his tenure at The Fremont Group from 1994-1998.  Mr. Lamphere left Morgan Stanley & Co in 1981 as a vice president in the mergers and acquisitions department.  Mr. Lamphere graduated from Princeton University with an A.B. in economics with Honors and from Harvard Business School as a Baker Scholar and a recipient of the Loeb Rhoades Fellow finance prize.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A. Major Shareholders

The following table sets forth information regarding the beneficial ownership based on 2,869,375 shares of our ordinary shares outstanding as of April 17, 2017, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

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

Through December 31, 2016, $540,000 has been incurred under this agreement, of which $150,000 has been paid and $390,000 remains outstanding under due to affiliate. As of December 31, 2016, there was a balance of $470,612 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company and for $390,000 due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

RBSM has audited the consolidated balance sheets of the Company as of December 31, 2016, 2015, 2014, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’(deficit)equity, and cash flows for the two years ended December 31, 2016,  for the two years ended December 31, 2015, for the two years ended December 31, 2014 and for the two years ended December 31, 2013.

The following table represents the aggregate fees for services rendered by RBSM for the year ended December 31, 2016 and 2015.

December 31, 2016
Audit Fees (1)	$9,000
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total fees	$9,000
December 31, 2015
Audit Fees (1)	$5,500
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total fees	$5,500

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2016 and 2015, were approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

(1) Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets as of December 31, 2016 and 2015;

• Consolidated Statements of operations for the years ended December 31, 2016 and 2015;

• Consolidated Statements of changes in shareholders’ equity for the years ended December 31, 2016 and 2015;

• Consolidated Statements of cash flows for the years ended December 31, 2016 and 2015;

• Notes to the Consolidated Financial Statements.

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

(*)  Filed herewith

(**)XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. XBRL information will be filed via amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

April 17, 2017	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	April 17, 2017
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	April 17, 2017
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	April 17, 2017
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	April 17, 2017
Shri Krishan Gupta

FlatWorld Acquisition Corp.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

FlatWorld Acquisition Corp.

We have audited the accompanying consolidated balance sheets of FlatWorld Acquisition Corp. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  RBSM LLP

New York, NY

April 17, 2017

FlatWorld Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2016 and 2015

	2016	2015
ASSETS
Current assets
Cash	$—	$41
Total current assets	—	41

Total assets	$—	$41

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$53,440	$50,540
Due to affiliate	470,612	371,612
Total current liabilities	524,052	422,152

Commitments and contingencies :

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375, and 2,869,375 shares issued and outstanding at December 31, 2016 and 2015, respectively	311,372	311,372

Additional paid-in capital	—	—

Accumulated deficit	(835,424)	(733,483)
Total shareholders’ deficit	(524,052)	(422,111)
Total liabilities and shareholders’ deficit	$—	$41

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015

General and administrative expenses	$101,941	$101,898

Loss from operations	(101, 941)	(101,898)

Other income (expenses) :
Gain on settlement of accounts payable	—	—
Total other income	—	—

Net loss attributable to ordinary shareholders	$(101, 941)	$(101,898)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated deficit	shareholder’s deficit

Balances, December 31, 2014	2,869,375	$311,372	$—-	$(631,585)	$(320,213)

Net loss attributable to ordinary shareholders	—	—	—	(101,898)	(101,898)

Balances, December 31, 2015	2,869,375	311,372	—	(733,483)	(422,111)

Net loss attributable to ordinary shareholders	—	—	—	(101,941)	(101,941)

Balances, December 31, 2016	2,869,375	$ 311,372	$ —	$ (835,424)	$ (524,052)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(101,941)	$(101,898)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in due to affiliate	99,000	104,303
Increase/(decrease) in accounts payable and accrued expenses	2,900	(2,405)
Net cash used in operating activities	(41)	—
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash used in financing activities	—	—
Net decrease in cash and cash equivalents	(41)	—
Cash and cash equivalents at beginning of the year	41	41
Cash and cash equivalents at end of the year	$—	$41
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

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

Going concern consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying consolidated financial statements, at December 31, 2016, the Company had $0 in cash, current liabilities of $524,052 and a working capital deficit (current liabilities minus current assets) of $524,052. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2016 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

The Board of Directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. The Company does not currently have any specific capital-raising plans. The Company may receive funds from some or all of our officers or directors, and it may seek to issue equity securities, including preferred securities for which it may determine the rights and designations, ordinary shares, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. The Company cannot assure that they will be able to raise sufficient capital on favorable, or any, terms. The Company believes that the issuance of equity securities in such a financing will not be subject to shareholder approval if the Company’s Ordinary Shares are not then listed on a national exchange. Accordingly, shareholders may not be entitled to vote on any future financing by the Company. Moreover, shareholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2016 and 2015, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2016 and 2015 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2016 and 2015. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. The adoption of ASU 2015-05 has not had a material effect on our financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance has not had a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. The Company adopted this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

.

NOTE C — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC. Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC. Through December 31, 2016, $540,000 has been incurred under this agreement, of which $150,000 has been paid and $390,000 remains outstanding under due to affiliate. As of December 31, 2016, there was a total balance of $470,612 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $390,000 of which (as described above) was due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

NOTE E— WARRANTS AND OPTIONS

Warrants

As of December 31, 2016, the Company had no outstanding warrants.

Units

 During December 2010, the Company issued a unit purchase option, for $100, to Rodman, the representative of the underwriters in the IPO, to purchase 88,000 Units (4% of the total number of units sold in the IPO) at an exercise price of $12.50 per Unit. The Units issuable upon exercise of this option are identical to the Units offered in the IPO. This option is exercisable commencing on the later of the consummation of a Business Transaction and one year from the date of the IPO and expiring five years from the date of the IPO. The Company estimated the fair value of this unit purchase option at approximately $2.59 per unit using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.78% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

As of December 31, 2016 and 2015 the option to purchase 88,000 Units remained outstanding.

NOTE F — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at December 31, 2016.

The Company is authorized to issue unlimited ordinary shares with no par value. As of December 31, 2016 and 2015, the Company had 2,869,375 ordinary shares issued and outstanding.

NOTE G - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements, and has concluded that no such events or transactions took place that would require adjustments to or disclosure in the consolidated financial statements.