Form 10-K
period 2018-12-31
FlatWorld Acquisition Corp.
filed 2019-04-16
CIK 1499573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ❑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑  No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Ordinary shares on June 30, 2018, as reported on the OTC Bulletin Board, was approximately $159,431.

As of April 16, 2019, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

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

The Company is currently evaluating Business Transaction candidates. All activity through December 31, 2018 relates to the Company’s formation and initial public offering described below and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

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

As of December 31, 2018, we had cash of $0 and therefore have little capacity to offer cash consideration as part of a business transaction. If a business transaction requires cash, we will be required to seek financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after a business transaction.

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

Our ninth amended and restated memorandum and articles of association authorizes the issuance of  (i) an unlimited number of ordinary shares of no par value ("Ordinary Shares”), (ii) 1,000,000 Class A preferred shares of no par value each ("Class A Preferred Shares"), (iii) 1,000,000 Class B preferred shares of no par value each ("Class B Preferred Shares"), (iv)  1,000,000 Class C preferred shares of no par value each ("Class C Preferred Shares"), (v) 1,000,000 Class D preferred shares of no par value each ("Class D Preferred Shares") and (vi) 1,000,000 Class E preferred shares of no par value each ("Class E Preferred Shares"), Class A – E Preferred shares together being “Preferred Shares”.  As of December 31, 2018, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.  The issuance of additional ordinary shares or Class A preferred shares or any number of shares of our preferred shares:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company had $0 in cash, and current liabilities exceeded current assets by about $740,102. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table sets forth the highest and lowest quotations, which represent the average of closing bid and asked prices, for the ordinary shares, warrants and units as derived from the OTC Bulletin Board:

• on an annual basis for our two most recent fiscal years,

• on a quarterly basis for our two most recent fiscal years

	Ordinary Shares
Reference period	High	Low
Two most recent fiscal years
2018	$0.09	$0.03
2017	0.13	0.03

Quarterly breakdown of two most recent fiscal years
For the quarter ended:
December 31, 2018	$0.05	$0.03
September 30, 2018	0.08	0.05
June 30, 2018	0.07	0.07
March 31, 2018	0.09	0.07
December 31, 2017	0.10	0.09
September 30, 2017	0.10	0.10
June 30, 2017	0.13	0.03
March 31, 2017	0.06	0.03

Holders

On April 16, 2019, there were two certificated holders of record of our ordinary shares. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends and Paying Agents

The Company has no current plans to pay dividends.  The Company does not currently have a paying agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities and Purchases by Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2018 and 2017. The consolidated financial statements were prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated statements of operations for the years ended December 31, 2018 and 2017; and the consolidated balance sheet as of December 31, 2018 and 2017 are included in this Annual Report on Form 10-K.

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

Summary of statement of operation data:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$—	$—	$—
Loss from operations	$(105,400)	$(110,650)	$(101,941)
Net loss attributable to ordinary shareholders	$(105,400)	$(110,650)	$(101,941)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.04)	$(0.04)

 Summary of statement of cash flow data:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows from Operating Activities
Net cash used in operating activities	$—	$—	$(41)
Cash Flows from Investing Activities
Net cash used in investing activities	$—	$—	$—
Cash Flows from Financing Activities
Net cash used in financing activities	$—	$—	$—

Summary of balance sheet data:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$—	$—	$—
Working capital (1)	$(740,102)	$(634,702)	$(524,052)
Total assets	$—	$—	$—
Total shareholders’ deficit	$(740,102)	$(634,702)	$(524,052)

(1)	Working capital is calculated as current assets minus current liabilities.

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

As of December 31, 2018, we had $0 of cash on hand.  The issuance of additional ordinary shares in a business transaction:

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

For the twelve months ended December 31, 2018 and 2017, we had net loss of $105,400 and $110,650 consisting of expenses of $105,400 and $110,650, respectively. The expenses incurred by the Company from 2017 to 2018 were generally consistent.

Liquidity and Capital Resources

As of December 31, 2018, we had $0 in a bank account available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition or merger.

For the twelve months ended December 31, 2018, we used cash of $0 in operating activities which was attributable to an increase in money due to affiliate of $105,800 advanced to the Company to settle certain vendor bills on behalf of the Company, decrease in payables of $400, together with a net loss for the period of $105,400. There was a use of $0 of cash for twelve months period ending December 31, 2018. We started with a cash balance of $0 as of January 1, 2018. We ended the period at December 31, 2018 with a cash balance of $0.

We do not believe that the $0 in funds available to us as of December 31, 2018 will be sufficient to allow us to operate in the future. In the future, we will need to raise additional funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, sites or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business transaction.  In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his sole discretion. The unpaid principal amount of any such loans may be converted, at the option of the lender, into different securities of the Company. The holders of a majority of any such securities that may be issued (or the underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to such date. We will bear the expense incurred with the filing of any such registration statements.  The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of ordinary shares outstanding for the period. At December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company.

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

  Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2018 and 2017, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2018 as there were no deferred tax assets at that date.

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2018 and 2017 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2018 and 2017. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. ADDITIONAL INFORMATION

Share Capital

The Company is authorized to issue (i) an unlimited number of Ordinary Shares, (ii) 1,000,000 Class A Preferred Shares, (iii) 1,000,000 Class B Preferred Shares, (iv)   1,000,000 Class C Preferred Shares, (v) 1,000,000 Class D Preferred Shares and (vi) 1,000,000 Class E Preferred Shares.  As of December 31, 2018, we had outstanding 2,869,375 Ordinary Shares, and no Preferred Shares issued and outstanding.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gilbert H. Lamphere	66	Chairman of the Board and Office of the Chief Executive
Raj K. Gupta	47	Chief Executive Officer, Secretary and Director
Jeffrey A. Valenty	48	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director
Shri Krishan Gupta	81	Assistant Secretary and Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

A. Major Shareholders

The following table sets forth information regarding the beneficial ownership based on 2,869,375 shares of our ordinary shares outstanding as of April 16, 2019, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares by:

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

Through December 31, 2018, $630,000 has been incurred under this agreement, of which $150,000 has been paid and $480,000 remains outstanding under due to affiliate. As of December 31, 2018, there was a balance of $667,412 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company. This includes $480,000 due to FlatWorld Capital LLC under the Administrative Services Agreement.

Director Independence

The laws of the British Virgin Islands do not require independent directors and since we anticipate that our securities will be quoted on the Over-the-Counter Bulletin Board, we do not intend to establish a board of directors comprised of a majority of independent directors until after we consummate our initial business transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Since March 18, 2013, the Company’s principal independent registered public accounting firm has been RBSM, located at 805 Third Avenue, Suite 1430, New York, NY 10022.

RBSM has audited the consolidated balance sheets of the Company as of December 31, 2018, 2017, 2016, 2015 2014, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the two years ended December 31, 2018, for the two years ended December 31, 2017, for the two years ended December 31, 2016, for the two years ended December 31, 2015, for the two years ended December 31, 2014 and for the two years ended December 31, 2013.

The following table represents the aggregate fees for services rendered by RBSM for the year ended December 31, 2018 and 2017.

December 31, 2018
Audit Fees (1)	$10,500
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total fees	$10,500
December 31, 2017
Audit Fees (1)	$9,750
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total fees	$9,750

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2018 and 2017, were approved by our board of directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

(1) Report of Independent Registered Public Accounting Firm;

• Consolidated Balance Sheets as of December 31, 2018 and 2017;

• Consolidated Statements of operations for the years ended December 31, 2018 and 2017;

• Consolidated Statements of changes in shareholders’ equity for the years ended December 31, 2018 and 2017;

• Consolidated Statements of cash flows for the years ended December 31, 2018 and 2017;

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

(**) To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLATWORLD ACQUISITION CORP.

April 16, 2019	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	April 16, 2019
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	April 16, 2019
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	April 16, 2019
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	April 16, 2019
Shri Krishan Gupta

FlatWorld Acquisition Corp.

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FlatWorld Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FlatWorld Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Company has incurred recurring operating losses which has resulted in an accumulated deficit of $1,051,474 at December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
New York, NY

April 16, 2019

FlatWorld Acquisition Corp.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2018 and 2017

	2018	2017
ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$72,690	$73,090
Due to affiliate	667,412	561,612
Total current liabilities	740,102	634,702

Commitments and contingencies:

Shareholders’ deficit
Preferred shares, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Ordinary shares, no par value, unlimited shares authorized; 2,869,375, and 2,869,375 shares issued and outstanding at December 31, 2018 and 2017, respectively	311,372	311,372

Additional paid-in capital	—	—

Accumulated deficit	(1,051,474)	(946,074)
Total shareholders’ deficit	(740,102)	(634,702)
Total liabilities and shareholders’ deficit	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017

General and administrative expenses	$105,400	$110,650

Loss from operations	(105,400)	(110,650)

Other income (expenses) :
Gain on settlement of accounts payable	—	—
Total other income	—	—

Net loss attributable to ordinary shareholders	$(105,400)	$(110,650)
Weighted average number of ordinary shares outstanding, basic and diluted	2,869,375	2,869,375
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2018 and 2017

	Ordinary Shares				Total
	Shares	Amount no par	Additional paid-in capital	Accumulated deficit	shareholder’s deficit

Balances, December 31, 2016	2,869,375	$311,372	$—	$(835,424)	$(524,052)

Net loss attributable to ordinary shareholders	—	—	—	(110,650)	(110,650)

Balances, December 31, 2017	2,869,375	311,372	—	(946,074)	(634,702)

Net loss attributable to ordinary shareholders	—	—	—	(105,400)	(105,400)

Balances, December 31, 2018	2,869,375	$ 311,372	$ —	$ (1,051474)	$ (740,102)

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash Flows from Operating Activities
Net loss attributable to ordinary shareholders	$(105,400)	$(110,650)
Adjustments to reconcile net loss attributable to ordinary shareholders to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in due to affiliate	105,800	91,000
(Decrease) increase in accounts payable and accrued expenses	(400)	19,650
Net cash used in operating activities	—	—
Cash Flows from Investing Activities
Net cash provided by investing activities	—	—
Cash Flows from Financing Activities
Net cash used in financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of the year	—	—
Cash and cash equivalents at end of the year	$—	$—
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

FlatWorld Acquisition Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Going concern consideration

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As indicated in the accompanying consolidated financial statements, at December 31, 2018, the Company had $0 in cash, current liabilities of $740,102 and a working capital deficit (current liabilities minus current assets) of $740,102. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern for one year from the date of these financial statements are issued unless further financing is consummated.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2018 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. At December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. As of December 31, 2018 and 2017, the carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses and due to affiliates approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Notwithstanding the above, the Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company did not establish a valuation allowance as of December 31, 2018 and 2017 as there were no deferred tax assets at that date.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2018 and 2017. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception.

Recently issued accounting pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE C — RELATED PARTY TRANSACTIONS

On December 9, 2010, the Company entered into an Administrative Services Agreement with FWC Management Services Ltd, an entity controlled by two officers of the Company, for an estimated aggregate monthly fee of $7,500 for office space, secretarial, and administrative services. On December 21, 2012, the Company entered into an agreement with FWC Management Services Ltd renewing the Administrative Services Agreement. On December 31, 2013, the Company entered into an agreement with FWC Management Services Ltd and FlatWorld Capital LLC, an entity controlled by three officers of the Company, to assign FWC Management Services Ltd’s interest in the Administrative Services Agreement to FlatWorld Capital LLC. Under such agreement, FlatWorld Capital LLC will continue to provide the services previously performed by, and on the same terms of, FWC Management Services Ltd, and all previous fees outstanding will be payable to FlatWorld Capital LLC. Through December 31, 2018, $720,000 has been incurred under this agreement, of which $150,000 has been paid and $570,000 remains outstanding under due to affiliate. As of December 31, 2018, there was a total balance of $667,412 due to affiliates of the Company for advancing money to settle certain vendor bills on behalf of the Company, $570,000 of which (as described above) was due to FlatWorld Capital LLC under the Administrative Services Agreement.

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

NOTE E— WARRANTS AND OPTIONS

Warrants

As of December 31, 2018, the Company had no outstanding warrants.

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

As of December 31, 2018 and 2017 the option to purchase 0 and 0 Units, respectively, remained outstanding.

NOTE F — CAPITAL STOCK

The Company is authorized to issue 5,000,000 preferred shares, no par value, divided into five classes, Class A through Class E, each comprising 1,000,000 preferred shares with such designation, rights and preferences as may be determined by the Company's board of directors. The Company has five classes of preferred shares to give it flexibility as to the terms on which each Class is issued. No preferred shares are currently issued and outstanding at December 31, 2018.

The Company is authorized to issue unlimited ordinary shares with no par value. As of December 31, 2018 and 2017, the Company had 2,869,375 ordinary shares issued and outstanding.

NOTE G - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of the consolidated financial statements, and has concluded that no such events or transactions took place that would require adjustments to or disclosure in the consolidated financial statements.