Form 10-K/A
period 2018-12-31
FlatWorld Acquisition Corp.
filed 2019-04-24
CIK 1499573

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

As of April 24, 2019, there were 2,869,375 ordinary shares, no par value per share, of the registrant outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to FlatWorld Acquisition Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019, is to furnish the Interactive Data File as Exhibit 101 to the Annual Report on Form 10-K  in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements from the Annual Report on Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

(1) Exhibits

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

FLATWORLD ACQUISITION CORP.

April 24, 2019	By:
/s/ Jeffrey A. Valenty
Jeffrey A. Valenty
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raj K. Gupta	Chief Executive Officer, Secretary and Director	April 24, 2019
Raj K. Gupta	(principal executive officer)

/s/ Jeffrey A. Valenty	Chief Financial Officer, Office of the Chief Executive, President, Treasurer and Director	April 24, 2019
Jeffrey A. Valenty	(principal financial and accounting officer)

/s/ Gilbert Lamphere	Chairman of the Board and Office of the Chief Executive	April 24, 2019
Gilbert Lamphere

/s/ Shri Krishan Gupta	Assistant Secretary and Director	April 24, 2019
Shri Krishan Gupta